Form 10KSB
period 1996-05-31
CREATIVE LEARNING PRODUCTS INC
filed 1996-09-16
CIK 846614

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended MAY 31, 1996

      Commission file number 0-17642

                        CREATIVE LEARNING PRODUCTS, INC.
                 (Name of Small Business Issuer in its Charter)

           NEW JERSEY                                            22-2930106
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

150 MORRIS AVENUE, SPRINGFIELD, NJ                                      07081
(Address of Principal Executive Offices)                              (Zip Code)

                                 (201) 467-0266

                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

              Securities registered under Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for its most recent fiscal year were $1,461,906.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 10, 1996 was $17,296,533.

      The number of shares outstanding of each of the registrant's classes of common equity on September 10, 1996 was 16,637,383 shares of Common Stock, no par value, and no shares of Preferred Stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                        CREATIVE LEARNING PRODUCTS, INC.
                                   FORM 10-KSB

                         FISCAL YEAR ENDED MAY 31, 1996

                                TABLE OF CONTENTS

Part I                                                                     Page

- - ------                                                                     ----

Item 1.     Description of Business......................................     2

Item 2.     Description of Property......................................    14

Item 3.     Legal Proceedings............................................    15

Item 4.     Submission of Matters to a Vote of Security Holders..........    16

Part II

- - -------

Item 5.     Market for Common Equity and Related Stockholder Matters.....    16

Item 6.     Management's Discussion and Analysis or Plan of Operations...    17

Item 7.     Financial Statements.........................................    19

Item 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    19

Part III

- - --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............    19

Item 10.    Executive Compensation.......................................    20

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management...................................................    23

Item 12.    Certain Relationships and Related Transactions...............    25

Item 13.    Exhibits, Lists and Reports on Form 8-K......................    25

Financial Statements.....................................................   F-1

Signatures...............................................................    35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

   Creative Learning Products, Inc. (the "Company") was incorporated on August 31, 1988 under the laws of the State of New Jersey to provide management and administrative services to its wholly-owned subsidiaries. The Company and its operating subsidiaries are collectively referred to herein as "CLP."

   Since February 1994, the Company has been engaged in the process of attempting to convert CLP from an entity only offering a line of children's products and writing instruments into an entity which primarily would be offering gaming facilities and equipment, a hotel convention center, a theme park and a time sharing facility and entertainment to its customers. Management intends that the primary future focus of CLP will be on various gaming projects (see the sections "Gaming Vessel Project," "Branson Project" and "Other Gaming Projects" in this Item 1 to this Report) conducted on behalf of the Company through Creative Gaming International, Inc. ("CGI"), a wholly-owned subsidiary of the Company incorporated in March 1994. Assuming that definitive agreements are executed and that the Company obtains necessary governmental approvals and adequate financing, as to none of which there can be any assurance, management believes that the earliest project will not begin to produce revenues for CLP until the first half of 1997 and that most projects will take approximately one to two years to produce revenues, if not longer. There can be no assurance that any of these contemplated timetables will be realized. In addition, the Company has been restructuring its capitalization through the issuance of its equity securities, in private placements and upon the exercise of warrants, and the satisfaction of other indebtedness. See the section "Certain Securities Transactions" in this Item 1 to this Report.

EXISTING OPERATIONS

   As of May 31, 1996, the Company's principal wholly-owned operating subsidiaries were (1) Kards for Kids, Inc. ("KFK"), an original subsidiary of the Company, which includes its Congress Entertainment division ("Congress"),
(2) John Patrick Productions, Inc. ("JPP"), the net assets of which were acquired effective July 1, 1994, and (3) CGI. CLP's results of operations for the fiscal years ended May 31, 1996 ("fiscal 1996") and 1995 ("fiscal 1995"), which are included in Item 7 to this Report, reflect, in addition to the Company, the consolidated operations of KFK (including Congress), JPP since its acquisition, and CGI.

   KFK, through its Kards for Kids division ("Kards For Kids"), markets and distributes products for children between the ages of 18 months and 12 years, including stationery, cards, workbooks, paper activity placemats and educational video and audio cassettes. Congress is a distributor of quality sell-through pre-recorded video cassettes to schools, libraries, specialty retail chains and the mass merchandising market.

   Kards for Kids sells its products directly to the consumer through mail order and through retailers and distributors. Kards for Kids products are sold at retail through major national and regional toy chains, supermarkets, mass market chains, so-called "price clubs", drug chains and individually owned and operated card and book stores. Management has had preliminary discussions which dealt with a possible sale or license of certain assets relating to Kards for Kids business and had, in addition, during fiscal 1995, reduced the marketing of such operations to a minimum. However, as of the date of this Report, no commitment to sell had been made nor were there any pending negotiations and Kards for Kids operations were producing revenues.

   Effective July 1, 1994, an inactive subsidiary of the Company acquired the net assets of John Patrick Productions, Inc. (the "Old John Patrick"), which was engaged in the mail order business, and began to operate the business of the Old John Patrick under JPP. (A copy of the Agreement and Plan of Reorganization relating to the acquisition of the Old John Patrick assets is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference). As consideration for such acquisition, the Company issued 200,000 shares of its then newly created Series B Preferred Stock, $1.00 par value (the "Series B Preferred Stock"), to Old John Patrick and 265,000 shares of the Common Stock, no par value (the "Common Stock"), to the Old John Patrick shareholders. The Company also issued 18,000 shares of the Common Stock to unaffiliated persons as finder's fees for the acquisition. In April 1996, Old John Patrick surrendered the shares of the Series B Preferred Stock to the Company, which the Company retired in May 1996. JPP is engaged in the mail order business with products consisting of instructional video tapes and other products related to gaming.

BRANSON PROJECT

   Commencing in February 1994, CLP sought to initiate various projects in or near Branson, Missouri (in the southwest portion of that State) (the "Branson Project"), none of which has come to fruition as of this date and most of which, if not all, may never produce revenues for CLP. The Branson Project contemplated construction, financing and managing of one or two Native American gaming facilities, production of a musical play, purchase of a theater in Branson and the opening of a theme park, a hotel/convention center and time sharing facilities.

   On March 31, 1995, CGI purchased a 37-acre site in Christian County, Missouri which abuts the site referred to in the following paragraph. The purchase price for the land was recorded at $288,664. (A copy of the agreement relating to this purchase is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.)

   On February 28, 1996, CGI purchased a 728-acre site in Christian County, Missouri, abutting approximately two and a half miles along State Highway 65, the main road between Springfield, Missouri and Branson, Missouri. (A copy of the agreement relating to the purchase is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.) The aggregate purchase price for the land was recorded at $2,121,788. The sellers of the property have agreed to hold a mortgage in the amount of $1,072,475 (see
Note 7 to Consolidated Financial Statements in Item 7 to this Report). This property and the property in the preceding paragraph are jointly referred to as the "Christian County Site".

   Management's initial intention was to use a portion of the Christian County Site to construct, finance and manage, under the Indian Gaming Regulatory Act of 1988 (the "IGRA"), a gaming facility for the Eastern Shawnee Tribe of Oklahoma (the "Tribe"). For various reasons, such project has been canceled. However, management is of the opinion that the Christian County Site can be used for a time sharing facility, a theme park, a hotel/convention center and/or other activities. Based on management's review of the current real estate market in Christian County, Missouri, management is of the opinion that the Christian County Site can be resold for an amount in excess of the aggregate purchase prices, and has retained a real estate broker in an attempt to sell a major portion of such site. There can be no assurance that CGI will be able to use the sites for these purposes or, in the alternative, can resell parts or all of both sites at a later date at a price or prices in excess of the cost thereof.

   CGI had also entered into a management agreement with the Tribe to construct, finance and manage, pursuant to IGRA, a Class A/Class III gaming facility near Seneca, Missouri (the "Seneca Facility"). (A copy of the management agreement and the related loan agreement with the Tribe are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this Report.) The IGRA creates a three-tiered classification of gaming operations and provides for varying degrees of federal, state and tribal regulation over each class. Class I gaming, over which Indian tribes exercise exclusive regulatory control, consists of social games for minimal prizes or as part of tribal ceremonies or celebrations. Class II gaming includes bingo, pull tabs and other bingo-type games, while Class III gaming includes all other forms of gaming, such as video games, slot machines, table games (i.e., blackjack, craps and roulette) and parimutuel wagering.

   Because of a federal circuit court decision invalidating the statutory right of the Secretary of the Interior to dedicate land in trust for Native American Indian tribes under the Indian Reorganization Act and a pending battle for control of the Tribe, with one of the issues being the management agreement with CGI, CGI has suspended any further action by it with respect to the Seneca Facility. Depending on developments, the Company will review whether it will attempt to proceed with the project or whether it will seek to recover sums previously advanced to the Tribe (including $120,000 to an affiliate of the Tribe to acquire the site), recognizing that, because the Tribe is a sovereign nation, legal actions against it may be difficult. Even if the Tribe and CGI agree to proceed with the Seneca Facility, as to which there can be no assurance, because of the governmental approvals, especially in view of the aforementioned and other judicial decisions, it might be two years or more before revenues could be realized from the Seneca Facility. For this reason, management believes it more prudent to proceed first with other gaming projects. As of May 31, 1996, CLP had fully charged to operations $261,703 of the costs incurred on the Seneca Facility.

   In 1994 CLP intended to implement the Branson Project as a joint venture with the Bauer Cohen Company, Inc. ("Bauer Cohen"). The proposed joint venture was evidenced by four agreements (copies of which are filed (by incorporation by reference) as exhibits to this Report and are incorporated hereby by this reference). However, negotiations with Bauer Cohen for a definitive joint venture agreement have terminated, primarily because of disputes as to the availability of funding. As of the current time, it is highly unlikely that the proposed joint venture will be revived, especially because neither of the prospective "partners" are making any effort in that direction.

   Peter J. Jegou, the Chief Executive Officer of the Company, and Edward H. Cohen, a principal of Bauer Cohen, acting as agents for the proposed joint venture (the "Agents"), entered into an option and purchase agreement dated March 28, 1994 with Five Star Productions, Inc. ("Five Star Productions") under the terms of which the Agents agreed to purchase the Five Star Theatre, which is a 2,700 seat theater, an adjacent 13,000 square foot building and 18 acres of land owned by the Five Star Productions (the "Theatre"). (A copy of the agreement relating to the option and purchase is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.) Under the terms of the agreement, the Agents paid $150,000 upon execution and subsequently an aggregate of $625,000. All such funds were advanced by the Company. The closing under the option/purchase agreement was scheduled for December 31, 1994. The purchase price was $13,000,000, of which the $775,000 in option payments was to be credited against the purchase price. On or about October 20, 1994, the Company became aware of certain allegations relating to the Theatre which placed in question the safety of the Theatre. The Company, accordingly, asserted that the proposed joint venture had the right, which Five Star Productions contested, to extend the closing date under the agreement until a final determination as to the safety and structural soundness was made based upon an inspection by qualified engineers. There can be no assurance that, if CGI (to which all rights to the Theatre were assigned) seeks to pursue purchase, Five Star Productions will agree or that, if the Company seeks the recovery of the $775,000 in option payments, it will recover the same from Five Star Productions.

   As of May 31, 1996, CLP had fully charged to operations and retired $2,797,228 of costs incurred on the proposed joint venture and Five Star Productions portions of the Branson Project.

GAMING VESSEL PROJECT

   The Company, through CGI, is negotiating to purchase a hull for the purpose of converting the hull into an offshore gaming vessel. CGI plans to utilize the vessel for gaming cruises originating in Southern Florida for part of the year and possibly New York during the summer months. The Company is currently evaluating several sites in Southern Florida and New York to determine where the vessel, if purchased, will be docked. CGI anticipates the vessel to be in service during the first half of calendar 1997. Certain governmental approvals will be necessary before the vessel can be put into service as a gaming vessel and there can be no assurance that such approvals will be obtained. Management contemplates that, if the vessel is purchased and the governmental approvals obtained, the vessel will offer dining facilities and possibly entertainment.

   Because the vessel project, if consummated, can create a revenue stream for CLP at an earlier date than the other contemplated gaming projects (see the section "Branson Project" in this Item 1 to this Report), the Company intends to give priority to this project and, if successful, to consider other gaming vessel projects. There can be no assurance that management's expectations will be realized, whether on a timely basis or otherwise.

OTHER GAMING PROJECTS

   In March 1995, CGI began negotiations with a privately-held company headquartered in Ocean Springs, Mississippi which was the lessee of an approximate 60-acre site located along the Mississippi River in St. Louis, Missouri and the adjoining county, seeking the right to open a gaming facility on approximately 15 acres of the site. (A copy of the Agreement dated as of April 1, 1995 relating to the proposed transaction is filed as an exhibit to this Report and is incorporated herein.) The negotiations for this project have been terminated, including separate negotiations with an unrelated third party to acquire a vessel for possible use in this project. As of May 31, 1996, CLP had fully charged to operations and retired $31,820 of costs incurred on this project.

   As alternatives or additions to the Branson Project and the Gaming Vessel Project, CLP has been exploring the possibility of opening and operating other gaming facilities, such as an Indian gaming facility in a state other than Missouri and non-Indian gaming facilities in other states. To assist the Company in seeking and negotiating such opportunities, CLP has been using, since May 1995, the services of Harvey Freeman as a consultant. Mr. Freeman was formerly Executive Vice President of the Trump Organization and is familiar with its and other gaming operations. There can be no assurance that any of these other gaming prospects will result in a definitive agreement or that thereafter CGI will obtain the necessary financing or governmental approvals to open and operate the same. As of May 31, 1996, CLP had fully reserved and charged to operations $188,834 of other gaming costs incurred and retired $172,711 of these costs.

FORMER OPERATIONS

   Until August 1994, Roburn International Corporation, a wholly-owned subsidiary of the Company ("Roburn"), which acquired its assets and business in January 1993, engaged in the business of manufacturing, imprinting and selling writing instruments and other products to the advertising specialty industry. Roburn was reported in the Company's consolidated financial statements as a discontinued operation as of May 31, 1994.

   Pursuant to an Agreement dated as of June 13, 1994, as amended (copies of which agreement and amendments thereto are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference), substantially all of Roburn's inventory, equipment and machinery was sold in August 1994 to Modern Mold International, Inc. ("MMII") for the purchase price of $465,430. Part of the proceeds were used to facilitate prepayment of the Company's 10% Convertible Notes due April 30, 1995 (the "April 30 Convertible Notes") in the principal amount of $500,000 (all of which Notes were either prepaid or converted), thereby releasing the holders' security interests in the equipment and machinery sold to MMII. (Copies of the April 30 Convertible Note, its related Note Purchase Agreement dated May 1, 1993 and its related Security Agreements dated as of May 1, 1995 are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.)

   MMII waived compliance with Article 6 of the Uniform Commercial Code as adopted in the State of New Jersey (the "Bulk Sales Law") in connection with its purchase of the inventory, machinery and equipment from Roburn. As inducement for such waiver, the Company issued 150,000 shares of the Common Stock (the "MMII Indemnity Shares") to MMII's escrow agent. Pursuant to the terms of the escrow, the MMII Indemnity Shares will be released to MMII to the extent necessary to indemnify MMII for any claims brought against it by Roburn's creditors as a result of Roburn's and MMII's failure to comply with the Bulk Sales Law. As of this date, no shares have been used for such purpose and the Company is seeking to terminate the escrow.

   Pursuant to a letter agreement dated as of August 15, 1994 (the "Banker's Agreement") among Banker's Pen, Inc., a Delaware corporation ("Banker's"), Roburn and the Company, and two other contemporaneous letter agreements among Richard Danziger, the then President of Roburn, the Company and Roburn, the remaining assets of Roburn were sold to Banker's and arrangements were made to cease the business of Roburn, including making provisions for its creditors. (Copies of these letter agreements including the Banker's Agreement, are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.) Banker's waived compliance with the Bulk Sales Laws in connection with Roburn's sale of assets to Banker's. As inducement for such waiver, the Company agreed to indemnify and hold harmless Banker's for all claims of Roburn's creditors, except for the trade creditors claims, and made available to an escrow agent 150,000 shares (the "Trade Creditors Shares") of the Common Stock for the benefit of the Roburn trade creditors whose claims Banker's had assumed. The Company also deposited with the escrow agent an aggregate of approximately $162,430, the balance of Roburn accounts receivable after payment to a factor and a note from Banker's for $15,000. As of September 10, 1996, 95,260 of the Trade Creditors Shares had been issued to Roburn trade creditors and 54,740 remained for future distribution. The Roburn escrow agent had also advised the Company that, as of August 31, 1996, there remained outstanding approximately $42,000 in claims from trade creditors and no funds in the Roburn escrow fund, although the escrow agent still held the note from Banker's. Mr. Danziger, who agreed to be responsible for implementing the plan to pay the Roburn trade creditors, will receive the balance of the Trade Creditors Shares to the extent not used to satisfy Roburn trade creditors' claims.

CERTAIN SECURITIES TRANSACTIONS

   On September 8, 1994, in a private placement pursuant to regulation D under the Securities Act of 1933, as amended (the "Securities Act"), the Company sold to Bennett Management & Development Corp. ("Bennett"), for gross proceeds of $2,250,000, 2,250,000 shares of the Common Stock. The Company also issued to Bennett a Common Stock purchase warrant expiring March 7, 1998 (the "Private Placement Warrant") to purchase 2,250,000 shares of the Common Stock at $1.50 per share. Due to the antidilution provisions in the Private Placement Warrant, as of September 10, 1996, this warrant represented the right to purchase 3,120,520 shares at $1.082 per share.

   During October 1994, commencing October 13, 1994, warrant holders exercised:
(1) all of the Common Stock purchase warrants expiring July 20, 1995 to purchase an aggregate of 1,000,000 shares at $.75 per share; (2) Common Stock purchase warrants expiring July 20, 1997 (the "Additional Warrants") to purchase an aggregate of 485,000 shares at $1.00 per share; and (3) Common Stock purchase warrants expiring March 7, 1998 (the "Noteholders Warrants") to purchase an aggregate of 437,500 shares at $1.50 per share. The Company received an aggregate of $1,891,250 in gross proceeds from these exercises. Per an agreement with its then investment banker to pay 5% of the gross proceeds for any warrant as to which it solicited an exercise, the Company paid the investment banker an aggregate of $94,563. After these exercises, there remained outstanding Additional Warrants and Noteholders Warrants to purchase 515,000 and 465,541 shares, respectively. Due to the antidilution provisions in the Additional Warrants, as of

September 10, 1996, these warrants represented the rights to purchase 1,339,464 shares at $.384 per share. The Noteholder Warrants are further discussed in the following three paragraphs.

   Also during October 1994, the holder of a 10% Promissory Note accepted 275,486 shares of the Common Stock and a Noteholders Warrant to purchase 275,486 shares of the Common Stock at $1.50 per share in full satisfaction of the principal and interest due on such Note. Due to the antidilution provisions in the Noteholders Warrant, as of September 10, 1996, this Noteholders Warrant represented the right to purchase 382,070 shares of the Common Stock at $1.082 per share.

   Also during October 1994, the holders of the Company's 8% Convertible Notes due August 31, 1994 accepted an aggregate of 525,000 shares of the Common Stock and Noteholders Warrants to purchase an aggregate of 525,000 shares of the Common Stock at $1.50 per share in full satisfaction of the principal and interest due on such Notes.

   Also during October 1994, the holder of the Company's 8% Promissory Note due June 20, 1995 accepted 102,555 shares of the Common Stock and a Noteholders Warrant to purchase 102,555 shares of the Common Stock at $1.50 per share in full satisfaction of the principal and interest due on such Notes. Certain of the Noteholders Warrants described in this and the preceding paragraph were exercised as described in the third preceding paragraph so that these former noteholders or their transferees held Noteholders Warrants to purchase an aggregate of 190,055 shares. Due to the antidilution provisions in the Noteholders Warrant, as of September 10, 1996, these Noteholders Warrants represented the right to purchase 263,587 shares of the Common Stock at $1.082 per share.

   On November 7, 1994, the Company issued and a major creditor accepted 100,000 shares of the Common Stock and a Common Stock purchase warrant expiring November 1, 1998 to purchase 100,000 shares of the Common Stock at $1.50 per share in satisfaction of outstanding debt due the creditor as of May 31, 1994. Due to its antidilution provisions, as of September 10, 1996, this warrant represented the right to purchase 132,600 shares at $1.131 per share.

   On January 25, 1995, the Company issued 175,000 shares of the Common Stock pursuant to a private placement to a private investor for the purchase price of $262,500. Also, on the same date, the investor exercised an option which would have expired October 15, 1995 at a reduced exercise price and purchased 25,000 shares of the Common Stock for an aggregate purchase price of $37,500. On June 8, 1995, the Company issued a 10% Promissory Note due September 7, 1995 (the "Investor's Note") in the principal amount of $50,000 to the investor. As additional consideration for this loan, the Company reduced the exercise price of the investor's Common Stock purchase warrant expiring March 15, 2000 from $1.50 to $1.00 per share. In consideration of the investor's extension of the maturity date of the Investor's Note to November 7, 1995, the Company issued to the investor a Common Stock purchase warrant expiring September 11, 2000 to purchase, commencing September 12, 1996, 10,000 shares of the Common Stock at $1.00 per share. The Investor's Note was satisfied by a cash payment of $27,389 ($25,000 for principal and $2,389 for interest) and the issuance of 40,667 shares of the Common Stock (667 shares in lieu of interest due).

   On March 30, April 13, April 19, June 27, and July 21, 1995, the Company issued to two unaffiliated lenders 10% Promissory Notes due the earlier of (1) December 29, 1995, January 12,

January 18, March 26, and April 21, 1996, respectively, or (2) a closing of an anticipated private placement as to which the Company's then investment banker was to act as placement agent, in the principal amounts of $400,000, $50,000, $75,000, $200,000, and $100,000, respectively, and Common Stock purchase warrants expiring September 28, October 12, October 18, December 26, and July 20, 2000, respectively, to purchase 50,000, 6,250, 9,375, 20,000, and 12,500 shares, respectively, of the Common Stock, at exercise prices of $2.66, $2.69, $2.47, $2.38, and $2.38 per share, respectively. Effective August 31, 1995, the holders of these notes accepted an aggregate of 851,230 shares of the Common Stock and Common Stock purchase warrants expiring March 5, 1998 (the "March 5 Warrants") to purchase an aggregate of 851,230 shares of the Common Stock at an exercise price of $1.50 per share in full satisfaction of all principal ($825,000) and interest ($26,230) due. Due to the antidilution provisions in the above warrants, as of September 10, 1996, the first set of warrants represented the right to purchase 65,508, 8,198, 12,298, 32,795 and 16,397 shares, respectively, at $2.028, $2.05, $1.883, $1.814 and $1.814 per share, respectively, and the March 5 Warrants represented the right to purchase an aggregate of 1,058,008 shares at $1.207 per share.

   On July 24, 1995, the Company issued to a shareholder a Common Stock purchase warrant expiring January 24, 1999 to purchase 83,333 shares of the Common Stock at $1.00 per share, for which the shareholder agreed to seek financing for the Company and settled certain claims against the Company.

   On August 30, 1995, a corporate investor exercised its warrant expiring October 27, 1998 to purchase 140,000 shares of the Common Stock at an exercise price of $1.50. Due to the antidilutive provisions of this warrant, an aggregate of 143,535 shares of the Common Stock were issued at the adjusted price of $1.46 for proceeds of $209,590.

   On September 5, September 29, October 31, and November 7, 1995, the Company issued to an unaffiliated lender 10% Promissory Notes due the earlier of (1) June 5, June 27, July 30, and August 6, 1996, respectively, or (2) a closing of an anticipated private placement as to which the Company's then investment banker was to act as placement agent, in the principal amounts of $50,000, $60,000, $25,000, and $100,000, respectively, and Common Stock purchase warrants expiring February 28, March 27, April 29, and May 6, 2001, respectively, to purchase 6,250, 7,500, 3,125, and 12,500 shares, respectively, of the Common Stock, at exercise prices of $2.19, $2.50, $2.19, and $3.00 per share, respectively. Effective November 30, 1995, the holder of these notes accepted an aggregate of 317,529 shares of the Common Stock and Common Stock purchase warrants expiring November 29, 2001 (the "November 29 Warrants") to purchase, commencing November 30, 1996, an aggregate of 317,529 shares of the Common Stock at an exercise price of $1.00 per share in full satisfaction of all principal ($235,000) and interest ($3,147) due. Due to the antidilution provisions in the above warrants, as of September 10, 1996, the first set of warrants represented the right to purchase 7,768, 9,321, 3,867 and 15,467 shares, respectively, at $1.762, $2.012, $1.77 and $2.425 per share, respectively, and the November 29 Warrants represented the right to purchase an aggregate of 379,701 shares at $.836 per share.

   On November 30, 1995, the Company, in a private placement pursuant to Regulation S promulgated under the Securities Act, sold to two non-"U.S. persons" in "off-shore transactions", for gross proceeds of $250,000, 250,000 shares of the Common Stock and Common Stock purchase warrants expiring November 29, 1999 to purchase, commencing November 30, 1996,

250,000 shares of the Common Stock at an exercise price of $1.50 per share. The Company paid a private placement fee of $25,000 to an agent for this offering. (The terms "U.S. persons" and "off-shore transactions", as used in this Report, are used as defined in paragraphs (o) and (i), respectively, of Rule 902 of Regulation S under the Securities Act).

   On December 6, 1995, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $200,000, 200,000 shares of the Common Stock and a Common Stock purchase warrant expiring December 5, 1999 to purchase, commencing December 6, 1996, 200,000 shares of the Common Stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $20,000 to an agent for this offering.

   On January 3, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $100,000, 100,000 shares of the Common Stock and a Common Stock purchase warrant expiring January 2, 2000 to purchase, commencing January 3, 1997, 100,000 shares of the Common Stock at an exercise price of $1.50 per share. The Company paid a private placement fee of $10,000 to an agent for this offering.

   On February 6, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $200,000, 196,928 shares of the Common Stock. The Company paid a private placement fee of $23,000 to an agent for this offering.

   On February 12, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $170,000, 145,299 shares of the Common Stock. The Company paid a private placement fee of $19,600 to an agent for this offering.

   On May 31, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $600,000, 1,200,000 shares of the Common Stock and issued a Common Stock purchase warrant expiring May 23, 2001 (the "May 23 Warrant") to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $100,000 to an agent for this offering.

   On May 31, 1996, the holder of an aggregate of $48,000 in principal amount of the Company's 8.5% and 10% Promissory Notes accepted in full settlement of all principal and interest due, an aggregate of 36,525 shares of the Common Stock (4,525 shares in lieu of interest due).

   On August 7, 1996, the Company entered into a consulting agreement with an individual, which modified a previous agreement dated April 16, 1996. (Copies of both consulting agreements are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.) The terms of the consulting agreement were for the individual to perform financial and public relation consulting services for a period of two years at a cost of $400,000, and included the issuance of Common Stock purchase warrants expiring April 16 and August 6, 1999, respectively, to purchase, both commencing August 7, 1996, 2,000,000 and 1,000,000 shares, respectively, of the Common Stock both at $.75 per share. The individual also exercised his warrant issued on April 16, 1996 and expiring April 15, 1999 to purchase 1,000,000 shares of the Common Stock at an exercise price of $.75 per share for gross proceeds of $750,000. The individual retained $400,000 in accordance with his consulting agreement and the Company received net proceeds of $350,000.

   On August 22, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to three non-"U.S. persons" in "off-shore transactions", for gross proceeds of $500,000, 1,000,000 shares of the Common Stock.

   On September 4, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $600,000, 1,200,000 shares of the Common Stock and issued a Common Stock purchase warrant expiring September 2, 2001 to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $100,000 to an agent for this offering.

   In compliance with a commitment given to various persons, the Company intends to file a registration statement under the Securities Act, as soon as practicable after the filing of this Report, registering the shares issued to certain holders of the Common Stock and the shares of the Common Stock underlying certain Common Stock purchase warrants for issuance by the Company and certain shares for resale by the holders thereof, most of which shares will only be issued after exercise of Common Stock purchase warrants and stock options. The offer and sale of such shares, depending on the timing thereof, may have an adverse impact on the market price for the Common Stock.

FINANCING

   On October 28, 1994, the Company received a letter (the "Financing Letter") from Bennett, the investor in the September 1994 private placement, which offered to extend a secured line of credit of up to $20,000,000 for the purchase, development and construction of approved projects undertaken by the joint venture relating to the Branson Project. See the section "Branson Project" in this Item 1 to this Report. (A copy of the Financing Letter is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference. The term of the Financing Letter was subsequently extended to December 15, 1995. (Copies of such extensions are filed as exhibits to this Report and are incorporated herein by this reference.) Because Bennett and its corporate affiliates, in March 1996, filed a petition in bankruptcy under the Federal Bankruptcy Code, this source of potential financing for CLP has ended.

   Management believes that, as a result of the cash flow from current operations and the aggregate of $1,400,000 raised through September 10, 1996 in recent offerings pursuant to Regulation S under the Securities Act and the exercise of warrants, CLP has sufficient funds to meet its cash requirements during the next 12 months based on its current level of commitments. Management also believes that such funds will be supplemented by cash realized from the sales of equity through private placements and the exercise of outstanding Common Stock purchase warrants and stock options. Should one of the proposed gaming projects require funds for implementation, management believes, based on its discussions with persons in the investment banking community, that any funds required for such a project can be obtained. There can be no assurances that the market price of the Common Stock will be conducive to the exercise of

Common Stock purchase warrants and stock options, nor that funds can be obtained to finance a specific project if required will be available and, if available, on acceptable terms.

GOVERNMENTAL REGULATION

   CGI, as it attempts to implement the gaming aspects of the Gaming Vessel Project, the Branson Project and Other Gaming Projects (collectively the "Gaming Projects"), assuming definitive agreements are executed, as to which there can be no assurance, will become subject to extensive governmental regulations, many of which have not been the subject of definitive interpretations. In general, both Indian and non-Indian gaming is extensively regulated by the federal, state and, in the case of Indian gaming, tribal governments and authorities and additional regulatory provisions are expected to be adopted as the Indian and non-Indian gaming industries continue to develop. Failure of CGI to comply with applicable laws and regulations, whether federal (including IGRA), state or tribal, could result in, among other things, CGI not receiving approval of its proposed management agreement with the Tribe or, if approved, the termination of such gaming management agreement. Because of CLP's intended future dependence on the Gaming Projects for its revenues, any such denial of approval or termination of the agreements would have a material adverse effect on CLP.

   CGI's proposed business operations on land to be dedicated to the United States Government in trust for the Tribe are subject to approval, regulation and oversight by, among others, the Bureau of Business Affairs, the Secretary of the United States Department of Interior, the National Indian Gaming Commission ("NIGC") and Eastern Shawnee Tribe authorities. For example, CGI's proposed management agreement for Class II or Class III gaming facilities must be approved by the NIGC and the terms of the management agreement must conform to NIGC requirements. In addition, in order to conduct Class III gaming for the Branson Project there must be a tribal compact between the Tribe and the State of Missouri. (For an explanation of the difference between Class II gaming and Class III gaming, see the section "Branson Project" in this Item 1 to this Report). In addition to these requirements, a management agreement will not be approved by the NIGC unless federally conducted background checks of the directors and certain officers of CGI, certain holders of CGI's equity interests and certain "interested parties" in the management agreement have been substantially completed. If there is a tribal compact between the Tribe and the State of Missouri under which CGI may manage a Class III casino, there may be even more stringent requirements for background checks. Background checks and NIGC approvals may take several months to complete. Inquiries by the NIGC and the State of Missouri may not be limited to CGI, but may extend to the Company, including its directors, certain officers and certain shareholders.

   Although there is no tribal approval necessary for the Gaming Vessel Project, there can be no assurance that federal, state and, if necessary, local governmental approvals will be given and, if given, how long the approval process will take.

COMPETITION

Gaming

   The gaming industry, including the development, operation and management of casinos, is highly competitive, especially given the rapid rate at which the industry is expanding. CGI's proposed gaming activities, including casino development, operation and management, will compete with other forms of gaming and with other entities for gaming opportunities. Any gaming facilities developed, operated or managed by CGI will compete with gaming facilities of varying quality and size that already exist or may be built in the future, including gaming facilities that are part of national or regional chains. Any facilities of CGI will compete with well established gaming operations in various states, including Colorado, Connecticut, Minnesota, Mississippi, Nevada, New Jersey and South Dakota. It is likely that other states will also approve various forms of gaming. The Company believes that the majority of the companies in the gaming industry, including companies which develop, operate or manage casinos, have available to them substantially greater financial resources with more experienced personnel than the Company. Competition in the future may be affected by periodic overbuilding, which can adversely affect patronage levels, changes in local market conditions, changes in regional and local population and disposable income characteristics, and changes in travel patterns and preferences.

   CGI will also compete with other forms of gaming, including pull tab games, card clubs, parimutuel betting on horse racing and dog racing and state-sponsored lotteries. Finally, CGI will compete with other, non-gaming forms of entertainment.

Other Operations

   Assuming that CGI will open a theme park in Christian County, Missouri, management recognizes that such operation will compete with the Disney, Six Flags and other well established theme parks in the United States, many of which have greater financial resources than CGI will have even if the Company raises the required financing, as to which there can be no assurance. Management also recognizes that there will be substantial competition for the other contemplated operations of the Branson Project, such as the time sharing facility and the hotel/convention center. Management believes, however, that the contemplated hotel/convention center, theme park and/or the time sharing facility, if opened, will be added attractions to produce revenues from persons otherwise attracted by the contemplated gaming facilities, if opened, and the other entertainment attractions of Branson, Missouri not affiliated with CGI.

   The children's products, video distribution, and mail order business markets, in which the operations of Kards for Kids, Congress and JPP, respectively, are concentrated, are all highly competitive markets, in which none of the entities is a major competitive factor.

EFFECT ON ENVIRONMENTAL REGULATIONS

   With the change in CLP's business, CLP does not believe that compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment will have, in the foreseeable future, any material effect upon the capital expenditures, earnings or competitive position of CLP. Even with respect to its existing and former businesses, CLP does not believe that compliance with such laws and regulations had any material effect on CLP.

EMPLOYEES

   As of September 10, 1996, CLP employed 8 persons, of whom 7 were full time.

   To the extent that the Company is successful in implementing the Gaming Projects, CGI's personnel requirements will increase significantly. The Company also anticipates CGI may be required to develop and undertake a major training program at the Seneca Facility if all governmental approvals are obtained and the other problems resolved to open the same. In addition, with regard to gaming facilities on Indian Land, the management company will generally be required to recruit and give preference in hiring and promotion to individuals of Native American heritage in order to comply with Tribal Employment Rights Ordinances (ordinances adopted by most tribes, including the Tribe). While the Company believes that CGI will be able to attract and retain a sufficient number of employees to satisfy its future requirements, the competition for such employees, particularly at management levels, will increase significantly in the future if gaming expands throughout the United States. As indicated in Item 9 to this Report, the Company is seeking a President for CGI even prior to launching the operational aspects of the Gaming Projects.

   To the extent that CGI obtains a partner to operate any of the Gaming Projects, its personnel requirements may be reduced.

ITEM 2.  DESCRIPTION OF PROPERTY

   JPP currently leases 2,800 square feet of space at 150 Morris Avenue, Springfield, New Jersey pursuant to a lease expiring March 31, 1998 at a monthly base rental of $2,750, which increases to $3,000 effective April 1, 1997. CLP currently uses 1,100 square feet of such space and subleases the remaining.

   JPP also leases 4,400 square feet of office and warehouse space at 604 Route 611, Tannersville, Pennsylvania pursuant to leases which expire December 31, 1996 and March 31, 1997, at a monthly rental of $1,000 and $1,600, respectively.

   As part of the Branson Project, CGI acquired in Christian County, Missouri a 37-acre site for $288,664 on March 31, 1995 and a 728-acre site for $2,121,788 on February 28, 1996 (see the section "Branson Project" in Item 1 to this Report).

   Copies of the leases and other agreements referred to in this Item 2 to this Report are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

ITEM 3.  LEGAL PROCEEDINGS

   On June 25, 1993, Parker Printing Co. instituted an action in the Superior Court of New Jersey, Mercer County, against the Company, two of its subsidiaries, Peter J. Jegou and Carol Kulina-Jegou, both executive officers and sole directors of the Company, seeking (1) compensatory damages of $125,000 for defendants allegedly diverting printing work from the plaintiff; (2) liquidated damages of $125,000 on the same cause of action; (3) compensatory damages aggregating $38,500 for printing work performed by the plaintiff; and (4) compensatory damages aggregating $15,500 relating to finance charges, plus counsel fees and interest. Mr. Jegou and Ms. Kulina-Jegou are being sued as guarantors of the Company's and its subsidiaries' obligations to the plaintiff. The court has stayed proceedings against them pending resolution of the claim against the other defendants. Such defendants are vigorously contesting plaintiff's claims and believe that they have valid defenses to some or all of the plaintiff's allegations. Motions for summary judgment by both the plaintiff and the defendants have been denied by the court and the action is in the early stages of discovery.

   On July 18, 1995, Westminster Securities Corporation ("Westminster"), the nine former holders (the "Noteholders") of the April 30 Convertible Notes and Generation Capital Associates as assignee of certain of the Noteholders, as plaintiffs, served the Company in an action in the Supreme Court of the State of New York, New York County, against the Company and Royce Investment Group, Inc. ("Royce"), the Company's investment banker, alleging as the first cause of action that the Company has failed to file on or before February 23, 1994 a registration statement under the Securities Act with respect to the shares of the Common Stock issuable upon the conversion of the April 30 Convertible Notes and the shares issuable upon the exercise of Common Stock purchase warrants expiring April 30, 1996 and, as a result, had breached its obligations under the Placement Agent Agreement dated April 30, 1993 (the "Placement Agent's Agreement") between the Company and Westminster and the Warrant Agreement dated May 1,1993 (the "Warrant Agreement") among the Company, Westminster and the Noteholders, as a result of which breaches the plaintiffs are alleged to have suffered damages of no less than $3.00 per share and/or Warrant, as the case may be. The plaintiffs as their second cause of action alleged that Royce tortuously interfered with the Placement Agent's Agreement, the Warrant Agreement and the Note Purchase Agreement dated May 1, 1993 among the Company and the Noteholders, thereby depriving the plaintiffs of a substantial profit because the plaintiffs' securities could not be freely traded. The plaintiffs seek damages of not less than $2,000,000, plus interest, on each of the two causes of action and punitive damages against Royce in an amount to be determined. The Company and Royce have answered the complaint and discovery has been completed. The Company has asserted certain affirmative defenses to the complaint and intends to contest this litigation vigorously. The parties are awaiting a trial date. Because the decision will be determined by a jury at trial, no definitive opinion as to the outcome of this litigation can be given at the current time.

   There are no other pending legal proceedings against the Company and/or its subsidiaries in which the claim for damages, exclusive of interests and costs, exceeds 10% of the current assets of CLP.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET DATA

   The Common Stock trades on the Nasdaq System under the symbol "CLPI".

   Set forth below is the quarterly trading range of the high and low prices for the Common Stock during fiscal 1996 and fiscal 1995 as reported by the NASD in the Nasdaq System.

Fiscal 1996:


                                      High        Low

                                     ------     -------
      Quarter Ended:

            August 31, 1995          $3.25      $2.125
            November 30, 1995         3.125      2.00
            February 28, 1996         2.625      1.563
            May 31, 1996              2.00       0.656

Fiscal 1995:


                                      High        Low

                                     ------     -------
      Quarter Ended:

            August 31, 1994          $3.875     $1.125
            November 30, 1994         5.25       3.50
            February 28, 1995         3.875      2.25
            May 31, 1995              3.125      1.50

   The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

   The closing sales price of the Common Stock as reported on the Nasdaq System on September 10, 1996 was $1.063.

NASDAQ TRADING

   As of May 31, 1996, the Company complied with all of the requirements of the National Association of Securities Dealers, Inc. ("NASD") for continued listing of the Common Stock in the Nasdaq System.

   As of May 31, 1995, the Company did not meet such capital and surplus maintenance requirement (i.e., it had a stockholders' equity of $941,296). The Company was subsequently able to demonstrate compliance based on its balance sheet as of August 31, 1995.

HOLDERS

   The approximate number of holders of record of the Common Stock as of September 10, 1996 was 205. In addition, the Company, based on copies of annual reports and proxy statements requested in connection with the last Annual Meeting of Shareholders, believes that there are 600 beneficial owners of the Common Stock.

DIVIDENDS

   The Company has never paid cash or stock dividends and, in view of CLP's history of losses and the cash requirements to launch the Gaming Projects, the Board of Directors does not anticipate payment of dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included in Item 7 to this Report.

                              RESULTS OF OPERATIONS

SALES

   Sales for fiscal 1996 decreased by $26,531 or 2% as compared with sales for fiscal 1995. The sales decrease was principally due to an increase in the sales of video products offset by a larger decrease in children's products and writing instruments.

GROSS PROFIT

   Gross profit for fiscal 1996 decreased by $143,719 or 18% as compared with gross profit for fiscal 1995. The gross profit decrease was the result of sales with reduced gross margins and the adjustment of inventory to the lower of cost or market and net realizable values.

SELLING EXPENSE

   Selling expense decreased for fiscal 1996 by $79,417 or 14% as compared with this expense in fiscal 1995. The decrease was principally due to a shift in expenses from marketing current products to emphasis on gaming projects.

GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses decreased for fiscal 1996 by $165,884 or 8% as compared with these expenses in fiscal 1995, principally due to a reduction in professional fees.

RESERVE FOR GAMING PROJECTS

   Reserve for gaming projects decreased by $2,614,737 or 89% as compared with reserve for gaming projects in fiscal 1995, primarily due to the termination of the proposed joint venture and the related theater and play production projects (see the section "Branson Project" in Item 1 to this Report).

OFFICERS' STOCK OPTION EXPENSE

   Officers' stock option expense of $904,688 for fiscal 1995 was due to the accounting for options granted to officers during the year to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued. No officers' stock option expense was recorded for fiscal 1996.

DEBT CONVERSION EXPENSE

   Debt conversion expense of $398,749 for fiscal 1995 was due to the accounting for debt converted to the Common Stock during the year to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued. No debt conversion expense was recorded for fiscal 1996.

INTEREST EXPENSE

   Interest expense for fiscal 1996 decreased by $9,510 or 13% as compared with interest expense for fiscal 1995. The interest expense decrease was principally due to less interest on short-term debt in fiscal 1996 offset by interest on the mortgage on property purchased in fiscal 1996.

NAFTA

   The North American Free Trade Act does not have a significant effect on the consolidated operations.

INFLATION

   Inflation does not have an impact on the consolidated operations.

LIQUIDITY AND CAPITAL RESOURCES

   As of May 31, 1996, CLP had cash of $541,610 and a working capital deficit of $343,227 compared to cash of $122,249 and a working capital deficit of $934,307 as of May 31, 1995. During fiscal 1996, CLP funded its operations principally from the sales of shares of the Common Stock and proceeds received from short-term debt.

   Management believes that, as a result of the cash flow from current operations and the aggregate of $1,400,000 raised through September 10, 1996 in recent offerings pursuant to Regulation S under the Securities Act and the exercise of warrants, CLP has sufficient funds to meet its cash requirements during the next 12 months based on its current level of commitments. Management also believes that such funds will be supplemented by cash realized from the sales of equity through private placements and the exercise of outstanding Common Stock purchase warrants and stock options.

   The Company intends to file a registration statement under the Securities Act that will register shares of the Common Stock as soon as practicable after the filing of this Report. It is management's position that the filing of the registration will encourage the exercise of some of the underlying outstanding Common Stock purchase warrants. There can be no assurance that the Company will be able to raise this additional financing.

ITEM 7.  FINANCIAL STATEMENTS

   See accompanying Table of Contents to Consolidated Financial Statements on page F-1 following Item 13 to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

   As of August 31, 1996, the directors and executive officers of the Company were as follows:


                               Position(s)               Year First Became Director

Name                    Age    with Company                 or Executive Officer

- - ----                    ---    ------------              --------------------------
Peter J. Jegou          49     Chairman of the Board                 1988
                               of Directors; President and
                               Chief Executive Officer

Carol A. Kulina-Jegou   46     Secretary and Director                1988

Walter J. Krzanowski    54     Chief Financial & Chief               1995
                               Accounting Officer

   Mr. Jegou and Ms. Kulina-Jegou were elected as directors by the shareholders at the Annual Meeting held on January 12, 1994. Each director serves until the next Annual Meeting of Shareholders and until his or her respective successor is duly elected and qualifies. Executive officers are elected by the Board to serve at the discretion of the directors.

   As a result of the consummation of a private placement in September 1994, the Board agreed to increase the number of directors from two to seven and to add a designee of the investor in that private placement, a designee the placement agent in such offering, and a designee of the Company's then investment banker. Although the Company believes that these rights to designate a director may no longer be effective, the Board intends to increase the number of directors later in 1996 and are seeking appropriate candidates. In addition, the Company is seeking a person experienced in the gaming industry to serve as the President of CGI and as a director of the Company. There can be, of course, no assurance that the Company will increase the number of directors or that the Company will obtain a person experienced in the gaming industry to serve as the President of CGI and as a director of the Company and, if obtained, when.

BUSINESS HISTORY

   Each of Peter J. Jegou and Carol A. Kulina-Jegou has had as his or her principal occupation for more than the past five years an executive position with the Company and/or its then subsidiaries. Effective December 31, 1995, Ms. Kulina-Jegou ceased to serve CLP as an executive officer and an employee.

   Walter J. Krzanowski has been Chief Financial Officer and Chief Accounting Officer of the Company since July 7, 1995. From January to June 1995, Mr. Krzanowski served as an independent consultant providing financial services to the Company. From September 1993 to December 1994, Mr. Krzanowski was self-employed, acting as a consultant to a number of companies providing accounting, financial reporting and data processing services. From April 1986 to August 1993, Mr. Krzanowski was Director of Finance for Zenith Laboratories, Inc., a generic pharmaceutical company. Prior to joining Zenith Laboratories, Mr. Krzanowski held various financial positions with Hoffmann-LaRoche, Inc., a major pharmaceutical company, from 1966 to 1986.

   No director serves as a director of another company which has a security registered under Section 12(b) or (g) of the Exchange Act or which is an investment company registered under the Investment Company Act of 1940, as amended.

FAMILY RELATIONSHIPS

   Peter J. Jegou and Carol A. Kulina-Jegou are husband and wife. There are no other family relationships among the directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   Based solely on a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act with respect to fiscal 1996, the Company is not aware of any director or officer of the Company who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 1996 or prior years, except that Peter
J. Jegou, an executive officer and a director, who was late in filing two Forms 4, each as to one item in fiscal 1995. As of May 31, 1996, the Company was not aware of any beneficial owner of 10% or more of the outstanding shares of the Common Stock, which is the only security of the Company registered under
Section 12 of the Exchange Act, except for David Slyman as the transferee of Bennett as disclosed in Item 11 to this Report. The Company believes that Mr. Slyman filed late a Form 3 relating to his beneficial ownership in fiscal 1995.

ITEM 10. EXECUTIVE COMPENSATION

   The Company has not adopted any plan providing for stock appreciation rights, restricted stock, stock options, phantom stock or similar type of stock benefits and has no other long-term incentive plan in effect. The Company has, from time to time, issued to employees of CLP shares of the Common Stock as additional compensation for their services, including 10,000 shares to the Chief Executive Officer of the Company during fiscal 1996. There was no other executive officer whose compensation exceeded $100,000 in fiscal 1996. As indicated in the ensuing tables, the Chief Executive Officer of the Company has been granted options.

SUMMARY COMPENSATION TABLE

   The following table sets forth summary compensation information paid or awarded for fiscal 1996, fiscal 1995 and the fiscal year ended May 31, 1994 ("fiscal 1994") by the Company to its Chief Executive Officer and each of CLP's most highly compensated executive officers who served at the end of fiscal 1995 whose total annual salary and bonus exceeded $100,000 (there being none):


                              Annual Compensation                              Long-Term Compensation

                   -----------------------------------------    -------------------------------------------------
                                                                        Awards                     Payouts
                                                    Other       ----------------------    -----------------------

Name and                                            Annual                                 LTIP
Principal                                           Compen-     Restricted     Options    Payouts     All Other
Position           Year     Salary      Bonus      sation(1)    Stock Award      (#)        ($)      Compensation
- - ---------          ----     ------      -----      ---------    -----------    -------    -------    ------------
Peter J. Jegou,    1996    $159,346       0         $11,807        10,000            0       0             0
Chief Executive    1995    $152,957       0         $15,921             0      550,000       0             0
Officer            1994    $141,633(2)    0         $14,595             0      125,000       0             0

- - ---------------------

(1)   Automobile expenses.

(2) Mr. Jegou was entitled to receive $171,357 in salary during fiscal 1994. Due to the serious financial constraints under which the Company was then operating, Mr. Jegou waived $29,724 in compensation, which amount was credited to additional paid-in capital.

OPTION GRANTS FOR FISCAL YEAR ENDED MAY 31, 1996

   No grants of stock options were made during fiscal 1996 to the sole executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

   No options were exercised during fiscal 1996 by any person named in the Summary Compensation Table holding options which were eligible to be exercised. The following table sets forth the fiscal 1996 ending option values of the sole executive officer named in the Summary Compensation Table:

                                           Number of Unexercised       Value of Unexercised in the
                   Shares      Value         Options at FY-End           Money Options at FY-End
Name              Acquired    Received    Exercisable/Unexercisable     Exercisable/Unexercisable
- - ----              --------    --------    -------------------------    ---------------------------
Peter J. Jegou        0           0         325,000/                           $262,813/(1)
                                            350,000                                   0

- - ----------------------

(1) Based on the closing price on May 31, 1996 ($1.8125) as quoted in the Nasdaq System and reported by NASD.

COMPENSATION TO DIRECTORS

   No compensation is paid to a director, as such, for his or her services, but, by resolution of the Board of Directors, a fixed sum and expenses for actual attendance at each regular or special meeting of the Board may be authorized.

OPTIONS AND WARRANTS TO DIRECTORS AND OFFICERS

   During the past two fiscal years, the Company has issued the stock options and Common Stock purchase warrant hereinafter described to Peter J. Jegou, its Chairman of the Board, President and Chief Executive Officer and a director, and Carol A. Kulina-Jegou, its Secretary and a director and, until December 31, 1995, its Executive Vice President. The exercise prices of all of the options and the warrants were below the fair market value of the Common Stock on the respective date of grant.

   1. On November 7, 1994, the Company granted to Mr. Jegou an option expiring November 6, 1999 (the "Loan Option") to purchase 150,000 shares of the Common Stock at $.75 per share. The consideration for this grant was Mr. Jegou's agreement not to have his 10% Note due April 29, 1995 (the "10% Note") in the then principal amount of $167,000 prepaid in March 1994 as were the 10% Notes of the other noteholders. During fiscal 1994 and 1995, payments of $70,150 and $96,850, respectively, were made to Mr. Jegou with respect to the 10% Note.

   2. On November 7, 1994, the Company granted to Mr. Jegou an option expiring November 6, 1999 (the "Gaming Option") to purchase 400,000 shares of the Common Stock at $1.00 per share. The consideration for this grant was Mr. Jegou's services in connection with the Branson Project. The Gaming Option became exercisable as to 50,000 shares on May 7, 1995 and the balance was to become exercisable in installments based upon the occurrence of specified developments ion the Branson Project. On September 3, 1996, in consideration of the fact that consummation of the Branson project was not likely to occur, at least not during the next two years, the Gaming Option was amended to become exercisable as to the remaining 350,000 shares whenever a gaming vessel was to be put into service. For information as to the Branson Project and a proposed gaming vessel project, see the sections "Branson Project" and "Gaming Vessel Project" in Item 1 to this Report.

   3. On November 7, 1994 the Company granted to Ms. Kulina-Jegou an option expiring November 6, 1999 (the "Retirement Option") to purchase 50,000 shares of the Common Stock at $1.00 per share. The consideration for the Retirement Option was her years of service to CLP and her then contemplated retirement. The Retirement Option first became exercisable on December 31, 1995 when Ms. Kulina-Jegou resigned as Executive Vice President, and retired as an employee, of the Company.

   4. On August 7, 1996, the Company granted to Mr. Jegou a Common Stock purchase warrant expiring August 6, 1999 (the "August 6 Warrant") to purchase, commencing February 7, 1997, 1,500,000 shares of the Common Stock at $.75 per share. The consideration for the August 6 warrant was Mr. Jegou's services in developing alternative gaming projects for CLP and the fact he was continuing to serve without an employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information, as of September 10, 1996, with respect to (1) any person or "group" known to the Company to be the beneficial owner of more than five percent of the Common Stock; (2) each director of the Company; (3) the Chief Executive Officer of the Company; (4) each other executive officer who earned more than $100,000 in fiscal 1996 (of which there were none); and (5) all directors and executive officers as a group. Each beneficial owner has advised the Company that he or she has sole voting and investment power as to the shares of the Common Stock, except that the warrants and options described in the notes below do not have any voting power until exercised and may not be sold or otherwise transferred except in compliance with the Securities Act.

Name and Address of                Amount and Nature of
Beneficial Owner                   Beneficial Ownership    Percent of Class(1)
- - -------------------                --------------------    -------------------

David Slyman                       5,370,520(2)                27.2%
2019 Ford Road
Sheffield, AL  35660

ZIMCO S.A.                         2,200,000(3)                12.5%
Rue de Neuchatel 8,
CH-2034
PESEUX, Switzerland

Jesse Greenfield                     905,484(4)                 5.2%
c/o Guaranty and Trust Company
P.O. Box 8963
Wilmington, DE 19889

Peter J. Jegou (5)(6)                758,266(7)                 4.4%
150 Morris Avenue
Springfield, NJ 07081

Carol A. Kulina-Jegou (6)(8)         220,000(9)                 1.3%
150 Morris Avenue
Springfield, NJ 07081

All directors and                  1,018,266(7)(9)(10)          5.9%
executive officers as
a group (3 persons)

- - ---------------------

(1) The percentages computed in this column of the table are based upon 16,637,383 shares of the Common Stock outstanding as of September 10, 1996, which amount excludes 150,000 shares (i.e., the MMII Indemnity Shares) held in escrow as security in the event a creditor of Roburn asserts a claim against MMII as the purchaser of the Roburn assets and is not otherwise satisfied (see the section "Former Operations" in Item 1 to this Report). Effect is given, where appropriate, pursuant to Rule 13d-3(d)(3)(i) under the Exchange Act, to shares issuable upon the exercise of options and warrants which are currently exercisable or exercisable within 60 days of September 10, 1996.

(2) According to a Schedule 13D filed by the holder under the Exchange Act, the holder acquired the shares reported in the table from Bennett, the purchaser from the Company in the September 1994 private placement. The shares include, after giving effect to the antidilution provisions thereof, 3,120,520 shares of the Common Stock issuable upon the exercise of the Private Placement Warrant which is currently exercisable.

(3) The shares reported in the table include 1,000,000 shares issuable upon the exercise of the May 23 Warrant, which is currently exercisable.

(4) The shares reported in the table include, after giving effect to the antidilution provisions thereof, (a) 247,928 shares issuable upon the exercise of Common Stock purchase warrants expiring January 7, 1999, which are currently exercisable, and (b) 382,070 shares issuable upon the exercise of a Noteholders Warrant, which is currently exercisable.

(5) A director, Chairman of the Board, President and Chief Executive Officer of the Company.

(6)   Peter J. Jegou and Carol A. Kulina-Jegou are husband and wife.

(7) The shares reported in the table include those issuable upon the exercise of an option expiring May 18, 1999 to purchase 125,000 shares of the Common Stock, the Loan Option to purchase 150,000 shares of the Common Stock, the Gaming Option to purchase 50,000 shares of the Common Stock, a warrant expiring one year after the effective date of a related registration statement of the Company to be filed to purchase 16,000 shares of the Common Stock, a warrant acquired in a February 1992 private placement and expiring April 29, 1998 to purchase, after giving effect to the antidilution provisions thereof, 221,316 shares, and a Common Stock purchase warrant expiring April 30, 1996 to purchase 25,000 shares of the Common Stock, all of which are currently exercisable. The shares reported in the table do not include (a) 350,000 shares issuable upon the exercise of the Employment Option as to which the Employment Option is not currently exercisable or exercisable within 60 days of September 10, 1996,
      (b) 3,856 shares of the Common Stock to be issued to Mr. Jegou in lieu of any claim by him to accumulated but undeclared and unpaid dividends on the Series A Preferred Stock, 51,412 shares of which he converted as of May 31, 1994 into 12,853 shares of the Common Stock, and (c) 1,500,000 shares issuable upon the exercise of the August 6 Warrant which is not currently exercisable or exercisable within 60 days of September 10, 1996.

(8)   A director and the Secretary of the Company.

(9) The shares reported in the table include those issuable upon the exercise of the Retirement Option to purchase 50,000 shares of the Common Stock, which Option became exercisable only on her retirement on December 31, 1995.

(10) The amount reported in the table reflects (a) 25,000 shares of the Common Stock and (b) 15,000 shares of the Common Stock issuable upon the exercise of an option expiring July 6, 2000, owned by another executive officer of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Carol Kulina-Jegou, Executive Vice President, the Secretary and a director of the Company, owns the copyrights for Kards for Kids' children's stationery, card and paper activity products. Ms. Kulina-Jegou also owns the following trademarks: "Mommy I Can Do It Myself"; "Kards for Kids"; and "Mommy I Can Learn Myself". Pursuant to a Trademark License Agreement dated January 15, 1987, effective retroactive to May 18, 1986 (the "Trademark License"). (A copy of the Trademark License Agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.) Ms. Kulina-Jegou retains the right to inspect the materials, manufacturing and recording processes employed by Kards for Kids in the manufacturing of the prerecorded video cassette tapes in order to maintain quality control over the products. The Trademark License has remained effective despite the resignation of Ms. Kulina-Jegou effective December 31, 1995. See the section "Directors and Officers" in Item 9 to this Report. Ms. Kulina-Jegou is in the process of negotiating with Kards For Kids a royalty for the copyrights and trademarks, which royalty will not exceed 5% of gross revenues as previously agreed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

            All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act or a periodic report filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act. If no footnote reference is made, the exhibit is filed with this Report.

Number      Exhibit
- - ------      -------

2(a) Copy of Agreement and Plan of Reorganization dated as of November 30, 1992 by and between the Company and Roburn International Corporation, as amended on April 8, 1993 and April 19, 1993. (1)

2(a)(1) Copy of Agreement and Plan of Reorganization dated as of May 27, 1994 by and among the Company, Creative Crafts Acquisition Corporation, a subsidiary of the Company, John Patrick Productions, Inc., John Patrick, Dwight F. Davis and Frederick P. Ost. (2)

3(a) Copy of Certificate of Incorporation as initially filed on August 31, 1988. (3)

3(a)(1) Copy of Amendment to Certificate of Incorporation filed on December 30, 1988. (3)

3(a)(2) Copy of Amendment to Certificate of Incorporation filed on September 12, 1991. (4)

3(a)(3) Copy of Certificate of Designations and Preferences of the Series A Preferred Stock filed on September 12, 1991. (4)

3(a)(4) Copy of Amendment to Certificate of Incorporation filed on May 22, 1992. (4)

3(a)(5) Copy of Amendment to Certificate of Incorporation filed on June 23, 1992. (4)

3(a)(6) Copy of Amendment to Certificate of Incorporation filed on August 25, 1993. (4)

3(a)(7) Copy of Amendment to Certificate of Incorporation filed on January 26, 1994. (5)

3(a)(8) Copy of Certificate of Designations and Preferences of the Series B Preferred Stock filed on August 12, 1994. (2)

3(a)(9) Copy of Amendment to Certificate of Designations and Preferences of the Series B Preferred Stock filed on February 14, 1995. (6)

3(b) Copy of Amended and Restated By-Laws as adopted by shareholders on January 12, 1994. (5)

4(a)        Specimen of Common Stock certificate. (5)

10(a) Form of Warrant Agency Agreement dated as of April 27, 1989 between the Company and Continental Stock Transfer & Trust Company as Warrant Agent. (3)

10(a)(1) Form of Common Stock Purchase Warrant expiring April 27, 1995 (originally April 27, 1994 until extended by the Board of Directors of the Company) issued by the Company. (3)

10(b) Copy of Purchase Agreement dated as of February 6, 1991 among the Company and the purchasers listed therein. (5)

10(b)(1) Form of 10% Convertible Note due March 1, 1996 of the Company is Exhibit B to Exhibit 10(b) hereto. (5)

Number      Exhibit
- - ------      -------

10(c) Form of Common Stock Purchase Warrant issued in connection with February 1992 private placement. (7)

10(d)       Form of 10% Note due April 29, 1995 of the Company. (4)

10(d)(1) Form of Common Stock Purchase Warrant expiring April 29, 1998 issued by the Company. (4)

            The Company's Common Stock Purchase Warrant expiring July 20, 1995, July 20, 1997, March 5, 1998, March 7, 1998, May 26, 1998, October
            27, 1998, January 7, 1999, November 1, 1999, November 6, 1999, July
            20, 2000, September 28, 2000, October 12, 2000, October 20, 2000,
            December 26, 2000, February 28, 2001, March 27, 2001, April 29, 2001
            and May 6, 2001 are substantially identical to the form of Common Stock Purchase Warrant filed (by incorporation by reference) as to the form of Common Stock Purchase Warrant filed as Exhibit 10(d)(1) hereto except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to Instruction 2 to
            Item 601 of Regulation S-K under the Securities Act are not individually filed.

10(e) Copy of Placement Agent Agreement dated April 30, 1993 by and between the Company and Westminster Securities Corporation ("Westminster"). (4)

10(e)(1) Copy of letter agreement dated March 17, 1994 between the Company and Westminster as placement agent. (5)

10(e)(2) Form of Note Purchase Agreement dated May 1, 1993 among the Company and the listed purchasers. (4)

10(e)(3) Form of 10% Convertible Promissory Note due April 30, 1995 of the Company is Exhibit B to Exhibit 10(d)(e) hereto. (4)

10(e)(4) Copy of Security Agreement dated as of May 1, 1993 by and between Roburn International Corporation, a subsidiary of the Company ("Roburn"), and Westminster as designated agent for the Noteholders. (4)

10(e)(5) Copy of Warrant Agreement dated May 1, 1993 among the Company, Westminster, as agent, and the warrant holders to be named. (8)

10(e)(6) Form of Common Stock Purchase Warrant expiring April 30, 1995 issued by the Company. (4)

            The Company's Common Stock Purchase Warrant expiring January 24, 1999, April 15, 1999, August 6, 1999, November 29, 1999, December 5,
            1999, January 2, 2000, March 15, 2000, May 23, 2001 and October 28,
            2001 are substantially identical to the form of Common Stock Purchase Warrant filed as Exhibit 10(e)(5) hereto except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to Instruction 2 to Item 601 of Regulation S-K under the Securities Act are not individually filed.

Number      Exhibit
- - ------      -------

10(e)(7) Copy of letter dated June 8, 1994 from the Company to Westminster extending expiration date of Warrant filed as Exhibit 10(e)(6) hereto to April 30, 1996. (2)

10(e)(8) Form of Common Stock Purchase Warrant expiring April 30, 1995 issued by the Company to the Westminster designees is the same as
            Exhibit 10(e)(6) hereto. (4)

10(e)(9) Copy of Option expiring April 30, 1995 issued by the Company to the Westminster designees. (2)

10(e)(10)   Copy of letter dated February 10, 1995 to Westminster's counsel confirming that extension of expiration date from April 30, 1995 to April 30, 1996 effected by Exhibit 10(e)(7) hereto was also intended to apply to the Warrants and Options, copies of which are filed as Exhibits 10(e)(8) and 10(e)(9) hereto. (8)

10(f) Copy of Placement Agent Agreement dated as of May 27, 1993 by and between the Company and Royce Investment Group, Inc. ("Royce"). (9)

10(g)       Form of 10% Promissory Note dated October 8, 1993 issued by the
            Company. (9)

10(g)(1)    Copy of Consent dated October 13, 1994 exchanging Note filed as
            Exhibit 10(g) hereto for shares of the Common Stock of the Company and a Common Stock Purchase Warrant expiring March 7, 1998 (the "Noteholders Warrant"). (2)

10(h) Copy of Purchase Agreement dated as of February 28, 1994 among the Company and the purchasers listed therein. (5)

10(h)(1) Form of 8% Convertible Note due August 31, 1994 of the Company is Exhibit A to Exhibit 10(h) hereto. (5)

10(h)(2) Copies of Consents dated October 13, 1994 exchanging Notes filed as Exhibit 10(h)(1) hereto for shares of the Common Stock of the Company and Noteholders Warrants. (2)

10(i)       Copy of Common Stock Purchase Warrant expiring April 4, 1997. (11)

10(j)       Copy of 8% Promissory Note due June 20, 1995. (2)

10(j)(1) Copy of Letter dated June 20, 1994 modifying Warrants expiring July 20, 1995 and July 20, 1997 hereto for one of the holders. (2)

10(j)(2)    Copy of Consent dated October 13, 1994 exchanging Note filed as
            Exhibit 10(l) hereto for shares of the Common Stock of the Company and a Noteholders Warrant. (2)

10(k)       Copy of Option expiring May 18, 1999 issued by the Company to Peter
            J. Jegou. (2)

10(k)(1) Copy of Option expiring November 6, 1994 issued by the Company to Peter J. Jegou. (8)

10(k)(2) Copy of Option expiring November 6, 1994 issued by the Company to Peter J. Jegou relating to the Branson Project. (8)

Number      Exhibit
- - ------      -------

10(l) Copy of Option expiring November 6, 1999 issued by the Company to Carol A. Kulina-Jegou. (8)

10(m)       Copy of Option expiring June 8, 1999 issued by the Company.  (8)

10(m)(1)    Copy of Option expiring June 12, 1999 issued by the Company.  (8)

10(n)       Copy of 10% Promissory Note due March 26, 1996. (12)

10(n)(1)    Copy of Letter dated August 31, 1995 exchanging Note filed as
            Exhibit 10(q) hereto for shares of the Common Stock of the Company and a Common Stock purchase warrant expiring March 5, 1998 (the "March 5 Warrant"). (2)

10(o) Copy of 10% Promissory Note due September 7, 1995 (and subsequently extended to November 7, 1995). (8)

10(p)       Copy of 10% Promissory Note due December 29, 1995.  (8)

10(p)(1)    Copy of 10% Promissory Note due January 12, 1996.  (8)

10(p)(2)    Copy of 10% Promissory Note due January 18, 1996.  (8)

10(p)(3)    Copy of the 10% Promissory Note due April 21, 1996. (8)

10(p)(4) Copy of Letter dated August 31, 1995 exchanging Notes filed as Exhibits 10(u), 10(u)(1), 10(u)(2) and 10(u)(3) for shares of the Common Stock of the Company and a March 5 Warrant. (8)

10(q)       Copy of 10% Promissory Note due June 5, 1996.  (12)

10(q)(1)    Copy of 10% Promissory Note due June 27, 1996. (12)

10(q)(2)    Copy of 10% Promissory Note due July 30, 1996. (12)

10(q)(3)    Copy of 10% Promissory Note due August 6, 1996. (12)

10(q)(4) Copy of Letter dated November 30, 1995 exchanging 10% Promissory Notes (filed as Exhibits 10(v), 10(v)(2), 10(v)(4) and 10(v)(6) for shares of the Common Stock and a Common Stock Purchase Warrant expiring March 5, 1998. (12)

10(r) Copy of Consulting Agreement dated as of April 16, 1996 between the Company and Lee S. Rosen. (13)

10(r)(1) Copy of Consulting Agreement dated as of August 7, 1996 between the Company and Lee S. Rosen. (13)

10(s)       Copy of Lease dated January 1, 1989 by Peter J. Jegou and Carol
            A. Jegou to the Company for the premises located at 3567 Kennedy Road, South Plainfield, New Jersey together with amendments dated June 1, 1990 and March 1, 1991. (4)

10(s)(1) Copy of Mortgage dated December 19, 1989 by Peter J. Jegou and Carol A. Jegou to The Howard Savings Bank with respect to property located at 3567 Kennedy Road, South Plainfield, New Jersey. (4)

Number      Exhibit
- - ------      -------

10(s)(2) Copy of Guaranty by the Company dated June 20, 1990 of payment by Peter J. Jegou and Carol A. Jegou under Mortgage dated December 19, 1989 by Peter J. Jegou and Carol A. Jegou to The Howard Savings Bank. (4)

10(s)(3) Copy of Contract dated June 10, 1993 between Peter J. Jegou and Carol A. Jegou, as seller, and Robert Mikuski, as buyer of property located at 3567 Kennedy Road, South Plainfield, New Jersey. (4)

10(t) Copy of Employment Agreement dated as of January 21, 1993 by and between Richard Danziger and Roburn. (1)

10(u) Copy of Assignment dated May 12, 1993 by Gold Communications, Inc. ("Gold"), to the Company of an agreement dated January 5, 1993 among Gold, 2 C Co. Corp. and 3 CPCO Corp. (the
            "Agreement"), together with a copy of the Agreement. (4)

10(v) Copy of Financial Consulting Agreement dated July 21, 1993 by and between the Company and Royce. (9)

10(w) Copy of Lease dated May 1, 1987 between Central Bergen Properties and Roburn International Corporation for premises located at 170 Kipp Avenue, Elmwood Park, New Jersey, together with Lease Extension and Amendment dated October 18, 1991. (4)

10(x) Copy of Security Agreement (Accounts Receivable) dated December 27, 1993 by and between Roburn and Ambassador Factors Division of Fleet Corp. ("Ambassador"). (14)

10(x)(1) Copy of Security Agreement (Inventory) dated December 27, 1993 by and between Roburn and Ambassador. (14)

10(x)(2) Copy of Agreement of Guaranty of all Liability with Collateral dated December 27, 1993 by and between the Company and Ambassador. (14)

10(x)(3) Copy of Agreement of Guaranty of all Liability with Collateral dated December 27, 1993 by and between Peter J. Jegou and Carol A. Kulina-Jegou and Ambassador. (13)

10(y) Copy of letter agreement dated February 28, 1994 between the Company and Bauer Cohen Company, Inc. ("Bauer Cohen"). (5)

10(y)(1) Copy of letter agreement dated February 26, 1994 between Bauer Cohen and The Eastern Shawnee Tribe of Oklahoma. (2)

10(y)(2) Copy of letter agreement dated March 1, 1994 between FK Capital, Inc. and Bauer Cohen. (2)

10(y)(3) Copy of letter agreement dated June 9, 1994 between the Company and Bauer Cohen. (2)

Number      Exhibit
- - ------      -------

10(y)(4) Copy of letter agreement dated August 4, 1994 between the Company and Bauer Cohen. (2)

10(z) Copy of Option to Purchase Real Estate dated March 28, 1994 by and between Five Star Productions, Inc., as Optionor, and Edward
            H. Cohen and Peter Jegou, as Optionees. (2)

10(aa) Copy of Real Estate Contract dated March 16, 1994 between Peter Jegou and Edward Cohen, as Buyer, and Cook Hollow Company, as Seller. (2)

10(aa)(1)   Copy of Special Agreements Addendum dated March 17, 1994 to
            Exhibit 10(aa) hereto. (2)

10(aa)(2)   Copy of Change Addendum dated November 17, 1994 to Exhibit 10(aa)
            hereto.  (2)

10(aa)(3)   Copy of Letter dated December 13, 1995 extending option terms of
            Exhibit 10(aa) hereto.  (12)

10(aa)(4)   Copy of Letter dated January 5, 1995 extending option terms of
            Exhibit 10(aa) hereto.  (12).

10(aa)(5)   Copy of Assignment dated as of January 5, 1996 between Creative
            Gaming Joint Venture, Creative Gaming International, Inc.
            ("Creative Gaming") and the Company. (15)

10(aa)(6)   Copy of Agreement dated February 28, 1996 between Cook Hollow
            Company as Seller, and Creative Gaming and the Company as Buyer.
            (15)

10(aa)(7)   Copy of Promissory Note dated February 28, 1996 from Creative
            Gaming to Cook Hollow Company is Exhibit B to Exhibit 10(aa)(6)
            hereto. (15)

10(aa)(8)   Copy of Future Advance Obligation Wraparound Deed of Trust dated as of February 28, 1996 between Creative Gaming, Gary A. Powell, as Trustee, and Cook Hollow Company is Exhibit C to Exhibit
            10(aa)(6) hereto.  (15)

10(aa)(9)   Copy of Wraparound Mortgage Agreement effective February 28, 1996 between Creative Gaming as Borrower, and Cook Hollow Company, as
            Lender, is Exhibit D to Exhibit 10(aa)(6) hereto,.  (15)

10(aa)(10)  Copy of Indemnity Agreement effective February 28, 1996 among
            Creative Gaming and the Company, as Indemnitors, and Cook Hollow Company, as Indemnitee, is Exhibit E to Exhibit 10(aa)(6) hereto. (15)

10(bb) Management Agreement dated as of October 20, 1995 between Eastern Shawnee Tribe of Oklahoma (the "Tribe") and Creative Gaming. (12)

10(bb)(1)   Option Agreement dated as of November 8, 1995 between the Tribe and
            CGI. (12)

10(bb)(2)   Copy of Letter dated December 13, 1995 extending option terms of
            Exhibit 10(bb) hereto. (12)

10(bb)(3)   Copy of Loan Agreement relating to Exhibit 10(bb) hereto.

Number      Exhibit
- - ------      -------

10(cc) Copy of Lease dated February 26, 1993 between MAP Investment Co., as landlord, and John Patrick Productions, Inc., as tenant. (2)

10(cc)(1)   Copy of Lease dated May 13, 1995 between Rambo Realty, Inc., as landlord, and John Patrick Productions, Inc., as tenant.  (8)

10(dd) Copy of Agreement dated June 13, 1994 between Roburn and National Pen Corporation (later changed to Modern Mold International, Inc. ("MMII")). (2)

10(dd)(1)   Copy of Amendment No. 1 to the Agreement filed as Exhibit 10(dd)
            hereof. (2)

10(dd)(2)   Copy of Amendment No. 2 dated August 8, 1994 to the Agreement filed as Exhibit 10(dd) hereof. (2)

10(dd)(3)   Copy of Amendment No. 3 dated October 6, 1994 to the Agreement filed as Exhibit 10(dd) hereof. (2)

10(dd)(4)   Copy of Escrow Agreement dated July 25, 1994 among Mission Valley
            Escrow, MMII and Roburn. (2)

10(dd)(5)   Copy of Amendment No. 1 dated August 8, 1994 to the Escrow
            Agreement filed as Exhibit 10(dd)(4) hereof. (2)

10(dd)(6)   Copy of Amendment No. 2 dated October 6, 1994 to the Escrow
            Agreement filed as Exhibit 10(dd)(4) hereof. (2)

10(ee) Copy of Agreement dated August 15, 1994 among Banker's Pen, Inc. ("Banker's), the Company and Roburn. (2)

10(ee)(1)   Copy of Agreement dated as of August 15, 1994 among Richard
            Danziger, the Company and Roburn. (2)

10(ee)(2)   Copy of Agreement dated August 10, 1994 among Richard Danziger, the Company and Roburn. (2)

10(ee)(3)   Copy of Escrow Agreement dated August 9, 1994 among the Company,
            Roburn, Richard Danziger and Uscher, Quiat, Uscher & Strull as
            Escrow Agent. (2)

10(ee)(4)   Copy of Agreement dated August 15, 1994 among the Company,
            Banker's, Richard Danziger and Gold. (2)

10(ff) Copy of Agreement dated January 11, 1994 among Congress Entertainment, Ltd., Charles Staley, Barry Hirschberg, Hirschberg Productions, Inc., the Company, and Kards for Kids. (2)

10(ff)(1)   Copy of Agreement dated January 11, 1994 between Hirschberg
            Productions, Inc. and Kards for Kids. (2)

10(ff)(2)   Copy of Employment Agreement effective as of January 11, 1994 between Charles Staley and Kards for Kids. (2)

10(ff)(3)   Copy of Consulting Agreement effective as of January 11, 1994 between Barry Hirschberg and Kards for Kids. (2)

Number      Exhibit
- - ------      -------

10(ff)(4)   Copy of Letter Agreement dated January 11, 1994 among Barry
            Hirschberg, Charles Staley and Kards for Kids. (2)

10(ff)(5)   Copy of Lease dated June 30, 1995 between Grant Holmes, Inc., as landlord, and Congress Entertainment, Ltd., as tenant. (8)

10(gg) Copy of Trademark License Agreement dated January 15, 1987 between Carol Kulina-Jegou and Kards for Kids, Inc. (3)

10(hh) Copy of Lease dated January 7, 1994 between John Higgins, Sr. and Roburn. (2)

10(hh)(1)   Copy of Guaranty dated February 20, 1994 by the Company of
            Roburn's obligations under the Lease filed as Exhibit (ss) hereto. (2)

10(ii) Copy of Real Estate Sales Contract dated April 11, 1994 between Peter J. Jegou and Edward Cohen, Buyer, and Wayne and Levita Lindsey, Seller. (2)

10(jj) Copy of Letter dated October 28, 1994 between Bennett Management & Development Corporation and the Company. (2)

10(jj)(1)   Copy of Letter dated January 20, 1995 extending term of Letter filed as Exhibit 10(jj) hereto.  (8)

10(jj)(2)   Copy of Letter dated April 10, 1995 extending term of Letter filed as Exhibit 10(jj) hereto.  (8)

10(jj)(3)   Copy of Letter dated September 20, 1995 extending term of Letter filed as Exhibit 10(jj) hereto.  (8)

10(kk) Copy of Letter dated April 1, 1995 by and among MAO, Inc., the Company, Creative Gaming and Gold & Wachtel, LLP. (8)

10(kk)(1)   Copy of Letter of Intent dated August 1995 by and among 9400
            Riverview, L.L.C., the Company and Creative Gaming.  (8)

10(kk)(2)   Copy of proposed lease between 9400 Riverview, L.L.C. and Creative
            Gaming.  (8)

10(ll)      Copy of Letter dated October 6, 1995 between Royce and the
            Company.  (8)

10(mm) Copy of Letter dated October 6, 1995 between Americorp Securities, Inc. and the Company. (8)

10(nn) Copy of Subscription Agreement dated January 25, 1995 between Shirley A. Walker and the Company. (8)

21          List of Subsidiaries of the Company. (8)

- - ------------------------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1993 and incorporated herein by this reference.

Number      Exhibit
- - ------      -------

(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994 and incorporated herein by this reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-18, File No. 33-27027, and incorporated herein by this reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1993 and incorporated herein by this reference.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1994 and incorporated herein by this reference.

(6) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1993 and incorporated herein by this reference.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1992 and incorporated herein by this reference.

(8) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995 and incorporated herein by this reference.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K dated July 21, 1993 and incorporated herein by this reference.

(10) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1993 and incorporated herein by this reference.

(11) Filed as an exhibit to the Company's Registration Statement on Form S-8, File No. 33-77940, and incorporated herein by this reference.

(12) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1995 and incorporated herein by this reference.

(13) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on June 7, 1996 and incorporated herein by this reference.

(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1993 and incorporated herein by this reference.

(15) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 29, 1996 and incorporated herein by this reference.

(b)               Reports on Form 8-K

                  There were no current Reports on Form 8-K filed during the quarter ended May 31, 1996.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants.......................   F-2

Consolidated Balance Sheet at May 31, 1996...............................   F-3

Consolidated Statements of Operations -
    Years Ended May 31, 1996 and 1995....................................   F-5

Consolidated Statements of Stockholders' Equity -
    Years Ended May 31, 1996 and 1995....................................   F-6

Consolidated Statements of Cash Flows -
    Years Ended May 31, 1996 and 1995....................................   F-7

Notes to Consolidated Financial Statements...............................   F-8

[BDO Seldman, LLP Letterhead]


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Creative Learning Products, Inc.
Springfield, New Jersey

We have audited the accompanying consolidated balance sheet of Creative Learning Products, Inc. and Subsidiaries as of May 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Learning Products, Inc. and Subsidiaries as of May 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 1996 in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP

 BDO Seidman, LLP

New York, New York
September 10, 1996

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  May 31, 1996

                                     ASSETS

Current Assets:
    Cash ..........................................................   $  541,610
    Accounts receivable - net of allowance for doubtful accounts
      of $5,219 ...................................................      111,299
    Inventories (Note 4) ..........................................      209,447
    Receivable from officers (Note 5) .............................       89,128
    Prepaid expenses and other current assets .....................       98,269
                                                                      ----------
         Total current assets .....................................    1,049,753
                                                                      ----------

Property and Equipment:
    Land (Note 6) .................................................    2,410,452
    Machinery and equipment .......................................       83,137
    Furniture and fixtures ........................................       39,323
                                                                      ----------
                                                                       2,532,912
    Less accumulated depreciation .................................       81,152
                                                                      ----------
         Property and equipment-net ...............................    2,451,760
                                                                      ----------
Other Assets:
    Intangibles, net of accumulated amortization of $404,295 ......      643,056
    Miscellaneous .................................................      111,682
                                                                      ----------
         Total other assets .......................................      754,738
                                                                      ----------
                                                                      $4,256,251
                                                                      ==========



See Notes to Consolidated Financial Statements.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  May 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt .......................   $    121,884
    Accounts payable ...........................................      1,129,492
    Accrued expenses and other current liabilities .............        141,604
                                                                   ------------
         Total current liabilities .............................      1,392,980
                                                                   ------------

Long-term Debt (Note 7):
    Long-term debt, less current maturities of $121,884 ........        950,591
                                                                   ------------
Commitments and Contingencies (Note 9)

Stockholders' Equity:
    12% Cumulative redeemable preferred stock (2,000,000
      shares authorized): Series B, par value $1.00; issued and
      outstanding: none (Note 12) ..............................             --
    Common stock, no par value; authorized: 25,000,000 shares;
      issued and outstanding: 13,312,383 shares (Note 11) ......     16,047,291
    Additional paid-in capital .................................      2,879,541
    Accumulated deficit ........................................    (17,014,152)
                                                                   ------------
         Total stockholders' equity ............................      1,912,680
                                                                   ------------
                                                                   $  4,256,251
                                                                   ============



See Notes to Consolidated Financial Statements.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended May 31,
                                                       ------------------
                                                     1996             1995
                                                     ----             ----
Net sales ....................................   $ 1,461,906      $ 1,488,437
Cost of goods sold ...........................       792,679          675,491
                                                 -----------      -----------

Gross profit .................................       669,227          812,946
                                                 -----------      -----------

Selling expenses .............................       480,028          559,445
General and administrative expenses ..........     1,804,262        1,970,146
Reserve for gaming projects (Note 2) .........       332,424        2,947,161
Officers' stock option expense ...............            --          904,688
Debt conversion expense ......................            --          398,749
Interest expense .............................        60,991           70,501
                                                 -----------      -----------
                                                   2,677,705        6,850,690
                                                 -----------      -----------
Net loss .....................................   $(2,008,478)     $(6,037,744)
                                                 ===========      ===========


Net loss per share ...........................   $      (.18)     $     ( .81)
                                                 ===========      ===========


See Notes to Consolidated Financial Statements.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE TWO YEARS ENDED MAY 31, 1996

                                                                                 Additional
                                        Preferred          Common Stock            Paid-In      Accumulated    Subscriptions
                                        Stock (a)       Shares       Amount        Capital        Deficit       Receivable
                                        ---------       ------       ------        -------        -------       ----------
Balance, May 31, 1994 ...............   $ 200,000     2,996,782   $ 5,971,855   $  1,376,104   $ (8,967,930)   $    (33,750)

Issuances of preferred stock ........     200,000
Issuances of common stock ...........                 6,581,038     6,925,574
Conversions of preferred stock ......    (200,000)       50,000       200,000
Reduction of subscriptions receivable                                                                                 3,750
Additions to paid-in capital ........                                              1,303,437
Net loss for year ended May 31, 1995                                                             (6,037,744)
                                        ---------    ----------   -----------   ------------   ------------    ------------
Balance, May 31, 1995 ...............     200,000     9,627,820    13,097,429      2,679,541    (15,005,674)        (30,000)

Issuances of common stock ...........                 3,684,563     2,949,862
Retirement of preferred stock .......    (200,000)                                   200,000
Reduction of subscriptions receivable                                                                                30,000
Net loss for year ended May 31, 1996                                                             (2,008,478)
                                        ---------    ----------   -----------   ------------   ------------    ------------

Balance, May 31, 1996 ...............   $       0    13,312,383   $16,047,291   $  2,879,541   $(17,014,152)   $          0
                                        =========    ==========   ===========   ============   ============    ============

a) All Preferred Stock transactions represented shares of the Preferred Stock at $1.00 per share.


See Notes to Consolidated Financial Statements.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended May 31,
                                                                ------------------
                                                                1996          1995
                                                                ----          ----
Cash flows from operating activities:
    Net loss ............................................   $(2,008,478)   $(6,037,744)
                                                            -----------    -----------
    Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization .....................       273,849        229,186
      Reserve for gaming projects .......................       332,424      2,947,161
      Stock option and debt conversion expenses .........            --      1,303,437
      Other non-cash operating expenses .................        30,000          7,375
      Changes to operating assets and liabilities:

       Accounts receivable ..............................       (18,235)        13,786
       Inventories ......................................        65,208            (31)
       Receivable from officer ..........................         2,925        (92,053)
       Prepaid expenses and other assets ................      (102,180)          (867)
       Accounts payable .................................       476,290        202,125
       Accrued expenses and other current liabilities ...        36,151       (151,718)
                                                            -----------    -----------
         Total adjustments ..............................     1,096,432      4,458,401
                                                            -----------    -----------
           Net cash used in operating activities ........      (912,046)    (1,579,343)
                                                            -----------    -----------
Cash flows from investing activities:
    Increase in gaming project costs ....................      (332,423)    (3,160,661)
    Additions to property and equipment .................    (1,491,605)      (314,737)
    Net proceeds from sale of Roburn ....................            --        282,520
                                                            -----------    -----------
           Net cash used in investing activities ........    (1,824,028)    (3,192,878)
                                                            -----------    -----------
Cash flows from financing activities:
    Repayment of short-term borrowings ..................       (74,000)      (789,500)
    Proceeds from short-term borrowings .................       625,000      1,374,000
    Proceeds from long-term borrowings ..................     1,072,475             --
    Repayment of long-term debt .........................            --       (100,608)
    Repayment of convertible notes ......................            --       (312,500)
    Proceeds from issuances of stock ....................     1,531,960      4,612,938
                                                            -----------    -----------
           Net cash provided by financing activities ....     3,155,435      4,784,330
                                                            -----------    -----------
Net increase in cash ....................................       419,361         12,109
Cash at beginning of year ...............................       122,249        110,140
                                                            -----------    -----------
Cash at end of year .....................................   $   541,610    $   122,249
                                                            ===========    ===========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest ..............   $    11,858    $    54,265
                                                            ===========    ===========
Supplemental schedule of non-cash financing activities:
    Debt and other liabilities converted to Common Stock    $ 1,417,902    $ 2,013,761
                                                            ===========    ===========



See Notes to Consolidated Financial Statements.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          TWO YEARS ENDED MAY 31, 1996

NOTE 1 - PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

    Creative Learning Products, Inc. (the "Company") was formed in August 1988 to provide management and administrative services to its wholly-owned subsidiaries. The Company and its operating subsidiaries are collectively referred to herein as "CLP".

    The operating subsidiaries of the Company sell their products, consisting of educational videos, books, gaming related items and children's paper products, through mail order and through retailers, brokers and distributors. The Company also is attempting to convert to an entity offering gaming facilities and equipment, a hotel convention center, a theme park, a time sharing facility and entertainment. A former business, which was sold in August 1994, was engaged in the manufacturing, imprinting and selling of writing instruments and other products to the advertising specialty industry.

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company's accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continued future revenues from operations and proceeds from sales of debt and equity securities and the exercise of warrants and options. Management of the Company believes the sales from operations together with its ability to raise additional capital will provide sufficient cash for the Company to meet its operating requirements for the year ending May 31, 1997.

    To facilitate comparison with the current year, certain amounts in the prior year have been reclassified.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and reflect write-downs to net realizable value.

    b) PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation was provided at rates designed to recover the cost of property and equipment over their estimated service lives. Depreciation expense for the years ended May 31, 1996 and 1995 was $44,514 and $34,388, respectively. Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for renewals and betterments are generally capitalized. Major classifications of property and equipment and their estimated useful lives were as follows:

         Classification                                    Useful Lives
         --------------                                    ------------
         Machinery and equipment........................   3 - 10 years
         Furniture and fixtures.........................    3 - 5 years

    c) OTHER ASSETS

    Gaming project amounts are recorded at cost and when deemed appropriate are reclassified in the balance sheet or reserved and charged to operations on a project-by-project basis. Gaming projects deemed unlikely to materialize are retired. Gaming project costs reserved and charged to operations for the years ended May 31, 1996 and 1995 were $332,424 and $2,947,161, respectively. For the year ended May 31, 1996, gaming projects in the amount of $3,001,759 were retired and all remaining gaming projects were fully reserved.

    Intangibles, including customer lists and goodwill, are recorded at their determined value at time of purchase and are amortized over five years. Amortization expense for the years ended May 31, 1996 and 1995 was $209,470 and $194,825, respectively. The Company assesses the recoverability of goodwill based upon several factors, including management's intention with respect to the acquired operations and those operations' projected undiscounted cash flows.

    d) PER SHARE AMOUNTS

    Per share amounts are based upon the weighted average Common Stock shares outstanding of 10,996,147 and 7,432,471 for the years ended May 31, 1996 and 1995, respectively. Losses per share of Common Stock were computed by dividing the corresponding loss for each year by the weighted average number of shares of Common Stock outstanding for each year. Common stock equivalents are not included because the effect would be anti-dilutive.

    Fully diluted computations are not shown because all potentially dilutive securities would have an anti-dilutive effect on per share amounts.

    e) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    f) RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company will adopt SFAS No. 121 as of June 1, 1996 and its implementation is not expected to have a material effect on the consolidated financial statements.

    In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 by disclosing the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted June 1, 1995. The adoption of this standard will not impact the Company's consolidated results of operations, financial position or cash flows.

    g) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying values of financial instruments including cash, accounts receivable and accounts payable approximate fair value due to the relatively short maturities of these instruments. The carrying value of the long-term debt approximates fair value.

NOTE 3 - ACQUISITIONS

    Effective July 1, 1994, the Company purchased certain assets and the business of John Patrick Productions, Inc., which was engaged in the mail order business selling instructional videos and other products relating to gaming, for 200,000 shares of the Series B Preferred Stock valued at $200,000, 283,000 shares of the Common Stock valued at $495,250, and the assumption of $429,150 of liabilities. The acquisition has been accounted for by the purchase method of accounting. The operating results of such acquisition are included in the Company's consolidated results of operations from the date of acquisition.

    The following unaudited pro forma summary presents the consolidated results of operations as if the above acquisition had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date.

                                                         Year Ended May 31, 1995
                                                         -----------------------
                                                               (Unaudited)

         Sales........................................         $ 1,528,291
         Cost of goods sold...........................             684,531
                                                               -----------
         Gross profit.................................             843,760
         Expenses.....................................           6,928,106
                                                               -----------
         Net loss.....................................         $(6,084,346)
                                                               ===========


NOTE 4 - INVENTORIES

    Inventories of continuing operations consisted of the following at May 31, 1996:

                  Raw materials.......................     $112,912
                  Work-in-process.....................        9,656
                  Finished goods......................       86,879
                                                           --------
                                                           $209,447
                                                           ========

NOTE 5 - RECEIVABLE FROM OFFICERS

    In December 1994, the Company paid $92,053 as part of the liquidation of the indebtedness on property, formerly leased to the Company and of which the Company was a guarantor, owned by Peter J. Jegou and Carol A. Kulina-Jegou, the officers and directors of the Company, and with other net advances, resulted in a balance of $89,128 receivable from officers as of May 31, 1996.

NOTE 6 - PURCHASE OF LAND

    On February 28, 1996, the Company purchased a 728-acre parcel of land at an aggregate purchase price of $2,121,788. The sellers of the property have agreed to hold a mortgage in the amount of $1,072,475 (see Note 7).

NOTE 7 - LONG-TERM DEBT

    Long-term debt consisted of the following at May 31, 1996:

                  10% note payable due
                  February 28, 1998 (a)...............   $1,072,475
                  Less current portion................     (121,884)
                                                         ----------
                                                         $  950,591
                                                         ==========

- - --------------------

(a)  On February 28, 1996, the Company, as part of its purchase of property (see
     Note 6), was issued a 10% mortgage from the sellers in the principal amount of $1,072,475, with payments of $50,000 (including interest) due every three months and a final payment of principal and interest due at the end of two years. The Company made the first mortgage payment on June 6, 1996.

NOTE 8 - INCOME TAXES

    The Company has adopted SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's current deferred tax assets as of May 31, 1996 are as follows:

         Difference between book and tax reserves, net..........   $   184,000
         Net operating loss carryforward........................     6,258,000
         Valuation allowance....................................    (6,442,000)
                                                                   -----------
                                                                   $         0
                                                                   ===========

    At May 31, 1996, the Company has a total net operating loss ("NOL") carryforward of $15,770,000 which expires as follows: 2004 ($77,000), 2005 ($465,000), 2006 ($1,113,000), 2007 ($1,361,000), 2008 ($979,000), 2009
($3,281,000), 2010 ($4,040,000) and 2011 ($4,454,000).

    As a result of various "ownership changes" occurring prior to fiscal 1996, future utilization of the Company's NOL carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code.

    The deferred tax benefit related to the NOL carryforward has been fully reserved.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

    a) LEASES

    The Company leases its office and warehouse facilities and equipment pursuant to non-cancelable operating leases expiring through October 1999. The following are the future minimum annual rental payments:

                               Year ended May 31,
                               ------------------
                      1997......................    77,500
                      1998......................    38,200
                      1999......................     5,100
                      2000......................     1,200

    Rent expense was approximately $103,000 and $69,000 for the years ended May 31, 1996 and 1995, respectively.

    b) LITIGATION

    During June 1993, an action was instituted against the Company, two subsidiaries and two officers/directors seeking (1) compensatory damages of $125,000 for allegedly diverting printing work from the plaintiff; (2) liquidated damages of $125,000 on the same cause of action; (3) compensatory damages aggregating $38,500 for printing work performed by the plaintiff; and
(4) compensatory damages aggregating $15,500 relating to finance charges, plus counsel fees and interest. The officers/directors are being sued as guarantors of the Company's and its subsidiaries' obligations to the plaintiff. The court has stayed proceedings against them pending resolution of the claim against the other defendants. Such defendants are vigorously contesting the plaintiff's claims and believe that they have valid defenses to some or all of the plaintiff's allegations. Motions for summary judgment by both the plaintiff and the defendants have been denied by the court and the action is in the early stages of discovery.

    The Company is, and has been from time to time, a defendant in various legal actions, including the matters discussed in the preceding paragraphs. Management believes that the ultimate outcome of these pending actions or claims will not have a material adverse effect on the Company's consolidated financial position.

    On July 18, 1995, a placement agent and ten other persons served the Company in an action in the Supreme Court of the State of New York, New York County, against the Company and its investment banker alleging as the first cause of action that the Company had failed to file on or before February 23, 1994 a registration statement under the Securities Act with respect to the shares of the Common Stock issuable upon the conversion of the Company's 10% Convertible

Notes due April 30, 1995 and the shares issuable upon the exercise of the Common Stock purchase warrants expiring April 30, 1996 and, as a result, had breached its obligations under the Placement Agent Agreement dated April 30, 1993 (the "Placement Agent's Agreement") between the Company and the placement agent and the Warrant Agreement dated May 1,1993 (the "Warrant Agreement") among the Company, the placement agent and the noteholders, as a result of which breaches the plaintiffs are alleged to have suffered damages of no less than $3.00 per share and/or warrant, as the case may be. The plaintiffs, as their second cause of action, alleged that the investment banker tortuously interfered with the Placement Agent's Agreement, the Warrant Agreement and the Note Purchase Agreement dated May 1, 1993 among the Company and the noteholders, thereby depriving the plaintiffs of a substantial profit because the plaintiffs' securities could not be freely traded. The plaintiffs seek damages of not less than $2,000,000, plus interest, on each of the two causes of action and punitive damages against the investment banker in an amount to be determined. The Company has asserted certain affirmative defenses to the complaint and intends to contest this litigation vigorously. The Company and its investment banker have answered the complaint and discovery has been completed. The parties are awaiting a trial date. Consequently, the ultimate resolution of the above claim cannot presently be determined, and the consolidated financial statements do not include any adjustment that may result from the ultimate outcome.

    c) CONSULTING AGREEMENTS

    On April 16, 1996, the Company entered into consulting agreements with two individuals. The terms of the consulting agreements were for the individuals to perform financial and public relation consulting services for a period of two years at costs of $133,000 and $267,000, respectively, payable to the individuals no later than September 30, 1996, and included the issuance of warrants expiring April 15, 1999 to purchase 1,000,000 and 2,000,000 shares, respectively, of the Common Stock at an exercise price of $.75 per share. On August 7, 1996, the second consulting agreement ($267,000) was canceled, the second warrant (2,000,000 shares) was rescinded, and the first consulting agreement was modified (see Note 14).

NOTE 10 - MAJOR CUSTOMERS

    During the years ended May 31, 1996 and 1995, an individual customer accounted for approximately 42% and 21%, respectively, of sales from operations. No other customers accounted for 10% or more of sales from operations during such periods.

NOTE 11 - COMMON STOCK

    On July 24, 1995, the Company issued to a shareholder a Common Stock purchase warrant expiring January 24, 1999 to purchase 83,333 shares of the Common Stock at an exercise price of $1.00 commencing January 24, 1996, for which the shareholder agreed to seek financing for the Company and settled certain claims against the Company.

    On August 30, 1995, a corporate investor exercised its warrant expiring October 27, 1998 to purchase 140,000 shares of the Common Stock at an exercise price of $1.50. Due to the antidilutive provisions of this warrant, an aggregate of 143,535 shares of the Common Stock were issued at the adjusted price of $1.46 for proceeds of $209,590.

    On August 31, 1995, the holders of an aggregate of $825,000 in principal amount of the Company's short-term 10% Promissory Notes accepted, in full settlement of all principal and interest due, an aggregate of 851,230 shares of the Common Stock (26,230 shares in lieu of interest due) and Common Stock purchase warrants expiring March 5, 1998 to purchase an aggregate of 851,230 shares of the Common Stock at an exercise price of $1.50 per share commencing August 31, 1996.

    On November 30, 1995, the Company, in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), sold to two non-"U.S. persons" in "off-shore transactions", for gross proceeds of $250,000, 250,000 shares of the Common Stock and Common Stock purchase warrants expiring November 29, 1999 to purchase, commencing November 30, 1996, 250,000 shares of the Common Stock at an exercise price of $1.50 per share. The Company paid a private placement fee of $25,000 to an agent for this offering. (The terms "U.S. persons" and "off-shore transactions", as used in this Report, are used as defined in paragraphs (o) and (i), respectively, of Rule 902 of Regulation S under the Securities Act).

    On November 30, 1995, the holder of an aggregate of $235,000 in principal amount of the Company's short-term 10% Promissory Notes accepted, in full settlement of all principal and interest due, an aggregate of 317,529 shares of the Common Stock (4,196 shares in lieu of interest due) and a Common Stock purchase warrant expiring March 5, 1998 to purchase, commencing November 30, 1996, an aggregate of 317,529 shares of the Common Stock at an exercise price of $1.00 per share.

    On December 6, 1995, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $200,000, 200,000 shares of the Common Stock and a Common Stock purchase warrant expiring December 5, 1999 to purchase, commencing December 6, 1996, 200,000 shares of the Common Stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $20,000 to an agent for this offering.

    On January 3, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $100,000, 100,000 shares of the Common Stock and a Common Stock purchase warrant expiring January 2, 2000 to purchase, commencing January 3, 1997, 100,000 shares of the Common Stock at an exercise price of $1.50 per share. The Company paid a private placement fee of $10,000 to an agent for this offering.

    On January 31, 1996, the holder of an aggregate of $25,000 in principal amount of the Company's 10% Promissory Note due November 7, 1995 accepted, in full settlement of all principal and interest due, an aggregate of 40,667 shares of the Common Stock (667 shares in lieu of interest due).

    On February 6, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $200,000, 196,928 shares of the Common Stock. The Company paid a private placement fee of $23,000 to an agent for this offering.

    On February 12, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $170,000, 145,299 shares of the Common Stock. The Company paid a private placement fee of $19,600 to an agent for this offering.

    On February 28, 1996, the Company, as part of its purchase of a 728-acre parcel of land, issued 30,000 shares of the Common Stock to the sellers of the property.

    On May 31, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $600,000, 1,200,000 shares of the Common Stock and a Common Stock purchase warrant expiring May 23, 2001 to purchase, commencing May 31, 1996, 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $100,000 to an agent for this offering.

    On May 31, 1996, the holder of an aggregate of $48,000 in principal amount of the Company's 8.5% and 10% Promissory Notes accepted, in full settlement of all principal and interest due, an aggregate of 36,525 shares of Common Stock (4,525 shares in lieu of interest due).

    During the year ended May 31, 1996, the Company issued 172,850 shares of the Common Stock in exchange for various services rendered. The stock was valued at the value of the services rendered.

    At May 31, 1996, an aggregate of 11,185,118 shares of Common Stock were issuable upon (i) the exercise of warrants (10,132,121 shares), (ii) the exercise of options (1,030,000 shares) and (iii) the issuance of shares (22,997) in lieu of dividends on the conversion of Convertible Preferred Stock.

    The following is a summary of options and warrants to purchase shares of the Common Stock as of May 31, 1996:

                                        Outstanding
                                    Shares Purchasable          Exercise Price
                                  Options     Warrants (a)      Per Share (a)
                                  -------     ------------      --------------
         May 31, 1995.........   1,089,999      5,759,364      $ .75  -   $4.00
         Granted..............      15,000      3,883,967      $ .75  -   $3.06
         Exercised............                   (143,535)     $1.46
         Canceled.............     (74,999)      (550,000)
         Dilutions............                  1,182,325
                                 ---------     ----------
         May 31, 1996.........   1,030,000     10,132,121      $ .75  -   $4.00
                                 =========     ==========
         Exercisable as of
           May 31, 1996.......     555,000      8,238,674      $ .75  -   $3.50
                                 =========     ==========

    (a) Various warrants contain antidilutive provisions, for which the cumulative additional shares reserved are included. The price for warrants exercised reflect the antidilutive shares issued. All other prices per share are shown before allowing for their antidilutive provisions.

NOTE 12 - SERIES B PREFERRED STOCK

    In August 1994 the Company issued 200,000 shares of the Series B $1.00 par value, 12% Cumulative Redeemable Preferred Stock valued at $200,000. In April 1996, the shareholder surrendered its 200,000 shares of the Series B Preferred Stock to the Company, which the Company retired in May 1996. The rights to the Series B Preferred Stock dividends had been waived by the shareholder since issuance. The $200,000 value of the retired Series B Preferred Stock was applied to additional paid-in capital.

NOTE 13 - BUSINESS SEGMENTS

    The primary business segments of the Company consist of 1) gaming projects and 2) the distribution of educational and entertainment videos and other related products. Information concerning the Company's business segments in fiscal 1996 and 1995 is as follows:

                                                                                Video and Other
                                               Gaming Projects               Product Distribution
                                               ---------------               --------------------
                                             1996           1995             1996            1995

    Sales.............................   $       --      $       --       $1,461,906      $1,488,437
    Operating Loss....................     (676,269)     (3,328,004)        (751,497)       (564,415)
    Identifiable Assets...............    2,413,534         878,572        1,157,738       1,462,658
    Depreciation and Amortization.....        2,801              --          269,971         229,186
    Capital Expenditures..............    1,481,305         288,664           10,300          11,768


NOTE 14 - SUBSEQUENT EVENTS

    In June 1996, the Company issued to an individual for services rendered 50,000 shares of the Common Stock and a Common Stock purchase warrant expiring June 11, 2001 to purchase 50,000 shares of Common Stock at an exercise price of $1.50 per share commencing December 12, 1996.

    On June 27, 1996, the Company issued and a creditor accepted 47,000 shares of the Common Stock in satisfaction of outstanding debt of $63,296 as of May 31, 1996.

    On August 7, 1996 the Company issued to an officer of the Company a Common Stock purchase warrant expiring April 15, 1999 to purchase, commencing February 7, 1997, 1,500,000 shares of the Common Stock at $.75 per share.

    On August 7, 1996, the Company entered into a consulting agreement with an individual, which modified a previous agreement (see Note 9). The terms of the consulting agreement were for the individual to perform financial and public relation consulting services for a period of two years at a cost of $400,000, and included the issuance of Common Stock purchase warrants expiring April 16 and August 6, 1999, respectively, to purchase, both commencing August 7, 1996, 2,000,000 and 1,000,000 shares, respectively, of the Common Stock both at $.75 per share.

The individual also exercised his warrant expiring April 15, 1999 to purchase 1,000,000 shares of the Common Stock at an exercise price of $.75 per share for gross proceeds of $750,000. The individual retained $400,000 in accordance with his consulting agreement and the Company received net proceeds of $350,000.

    On August 22, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to three non-"U.S. persons" in "off-shore transactions", for gross proceeds of $500,000, 1,000,000 shares of the Common Stock.

    On September 4, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $600,000, 1,200,000 shares of the Common Stock and issued a Common Stock purchase warrant expiring September 2, 2001 to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $100,000 to an agent for this offering.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CREATIVE LEARNING PRODUCTS, INC.
                                                       Registrant



                                            By:      /s/ Peter J. Jegou
                                                --------------------------------
                                                Peter J. Jegou, President

Dated:  September 12, 1996


    Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant on September 12, 1996 in the capacities indicated:


         Signatures                                         Title
         ----------                                         -----


/s/    Peter J. Jegou                                Principal Executive
- - -----------------------------------                  Officer and Director
      (Peter J. Jegou)



/s/ Walter J. Krzanowski                             Chief Financial
- - -----------------------------------                  Officer
   (Walter J. Krzanowski)



/s/ Carol A. Kulina-Jegou                            Director
- - -----------------------------------
   (Carol A. Kulina-Jegou)

                Exhibits Filed with Annual Report on Form-10KSB
                     For the Fiscal Year Ended May 31, 1996


                                     Index
- - ------------------------------------------------------------------------------

Number        Exhibit
- - ------        -------
10(bb)(3)     Copy of Loan Agreement relating to Exhibit 10(bb) hereto

27            Financial Data Schedule