Form 10QSB
period 1996-08-31
CREATIVE LEARNING PRODUCTS INC
filed 1996-10-10
CIK 846614

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

        [X] Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the fiscal quarter ended AUGUST 31, 1996

                         Commission file number 0-17642

                        CREATIVE LEARNING PRODUCTS, INC.
           (Name of small business issuer as specified in its charter)

     NEW JERSEY                                       22-2930106
     (State or other jurisdiction of                  I.R.S. Employer
     incorporation or organization)                   Identification No.)

              150 MORRIS AVENUE, SUITE 205, SPRINGFIELD, NJ, 07081
                    (Address of principal executive offices)

                                 (201) 467-0266
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
            12 months (or for such shorter period that the registrant
              was required to file such reports), and (2) has been
    subject to such filing requirements for the past 90 days. YES X   No
                                                                 ---     ---
        As of October 4, 1996, 16,642,483 shares of the Common Stock were outstanding.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                                FORM 10-QSB INDEX
                                 August 31, 1996

                                     PART I

                                                                                                Page
                                                                                               Number
Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheet at August 31, 1996....................................        3

         Consolidated Statements of Operations for the quarters ended
              August 31, 1996 and 1995....................................................        5

         Consolidated Statements of Cash Flows for the quarters ended
              August 31, 1996 and 1995....................................................        6

         Notes to Financial Statements....................................................        7


Item 2.  Management's Discussion and Analysis
              or Plan of Operations.......................................................       10


                                     PART II

Item 1.       Legal Proceedings ..........................................................       12

Item 2.       Changes in Securities ......................................................       12

Item 3.       Defaults Upon Senior Securities ............................................       12

Item 4.       Submission of Matters to a Vote of Security Holders ........................       12

Item 5.       Other Information ..........................................................       12

Item 6.       Exhibits and Reports on Form 8-K ...........................................       12

Signatures................................................................................       15

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 August 31, 1996

                                    ASSETS

Current Assets:
    Cash........................................................................      $   670,363
    Accounts receivable - net of allowance for doubtful accounts
      of $1,871.................................................................           99,071
    Inventories.................................................................          233,177
    Receivable from officers....................................................          118,687
    Prepaid expenses and other current assets...................................          493,929
                                                                                     ------------
         Total current assets...................................................        1,615,227
                                                                                      -----------

Property and Equipment:
    Land........................................................................        2,410,452
    Machinery and equipment.....................................................           83,137
    Furniture and fixtures......................................................           39,323
                                                                                    -------------
                                                                                        2,532,912

    Less accumulated depreciation...............................................           84,038
                                                                                    -------------
         Property and equipment-net.............................................        2,448,874
                                                                                      -----------

Other Assets:
    Investment in gaming projects, net of reserve of $333,611...................          103,566
    Intangibles, net of accumulated amortization of $456,664....................          590,687
    Miscellaneous...............................................................          117,425
                                                                                     ------------
         Total other assets.....................................................          811,678
                                                                                     ------------
                                                                                       $4,875,779
                                                                                     ============

See Notes to Consolidated Financial Statements.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 August 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term debt........................................      $   101,163
    Short-term notes payable....................................................           67,657
    Accounts payable............................................................          893,435
    Accrued expenses and other current liabilities..............................          157,291
                                                                                     ------------
         Total current liabilities..............................................        1,219,546
                                                                                      -----------

Long-term Debt:
    Long-term debt, less current maturities of $101,163........................           924,356
                                                                                    -------------

Stockholders' Equity:
    12% Cumulative redeemable preferred stock (2,000,000
      shares authorized): Series B, par value $1.00; issued and
      outstanding: none.........................................................              --
    Common stock, no par value; authorized: 25,000,000 shares;
      issued and outstanding: 15,434,383 shares.................................       17,407,274
    Additional paid-in capital..................................................        2,879,541
    Accumulated deficit.........................................................      (17,554,938)
                                                                                      ------------
         Total stockholders' equity.............................................        2,731,877
                                                                                    --------------
                                                                                     $  4,875,779
                                                                                    ==============

See Notes to Consolidated Financial Statements.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Quarter Ended August 31,
                                                                           1996              1995
                                                                           ----              ----
Net sales............................................................    $   127,174      $   363,193
Cost of goods sold...................................................         57,291          149,701
                                                                        ------------      -----------

Gross profit.........................................................         69,883          213,492
                                                                        ------------      -----------

Selling expenses.....................................................         34,069           99,693
General and administrative expenses..................................        493,057          467,063
Reserve for gaming projects..........................................         55,785           74,353
Debt conversion expense..............................................            --            42,561
Interest expense.....................................................         27,758           20,997
                                                                        ------------     ------------
                                                                             610,669          704,667
                                                                         -----------      -----------

Net loss.............................................................     $ (540,786)      $ (491,175)
                                                                          ===========      ===========

Net loss per share...................................................     $     (.04)      $     (.05)
                                                                          ============     ============

See Notes to Consolidated Financial Statements.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Quarter Ended August 31,
                                                                              1996              1995
Cash flows from operating activities:
    Net loss.......................................................       $  (540,786)     $  (491,175)
                                                                          ------------     ------------
    Adjustments to reconcile net loss to net cash used in
     operating activities:

      Depreciation and amortization................................            61,375           65,070
      Reserve for gaming projects..................................            55,785           74,353
      Debt conversion expenses.....................................               --            42,561
      Changes to operating assets and liabilities:

       Accounts receivable.........................................            12,228           (5,886)
       Inventories.................................................           (23,730)           2,813
       Prepaid expenses and other current assets...................          (437,082)          29,163
       Accounts payable............................................          (126,074)         (68,121)
       Accrued expenses and other current liabilities..............            15,687           44,921
                                                                         -------------  --------------
         Total adjustments.........................................          (441,811)         184,874
                                                                          ------------   -------------
           Net cash used in operating activities...................          (982,597)        (306,301)
                                                                         -------------  --------------

Cash flows from investing activities:
    Increase in gaming projects....................................          (159,351)        (174,353)
    Additions to property and equipment............................               --            (5,717)
                                                                         -------------  --------------

           Net cash used in investing activities..................           (159,351)        (180,070)
                                                                         -------------  --------------

Cash flows from financing activities:
    Repayment of short-term borrowings.............................            (8,458)          (6,000)
    Proceeds from short-term borrowings............................            76,115          350,000
    Repayment of long-term debt....................................           (46,956)             --
    Proceeds from issuances of stock...............................         1,250,000          209,590
                                                                           ----------   --------------
           Net cash provided by financing activities...............         1,270,701          553,590
                                                                         -------------  --------------

Net increase in cash...............................................           128,753           67,219
Cash at beginning of the period....................................           541,610          122,249
                                                                          -----------    -------------
Cash at end of the period..........................................        $  670,363     $    189,468
                                                                           ==========     ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest.......................        $   53,405     $      2,051
                                                                           ===========    ============
Supplemental schedule of non-cash financing activities:
    Debt and other liabilities converted to Common Stock...........        $  109,983     $    851,230
                                                                           ==========     ============

See Notes to Consolidated Financial Statements.

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 August 31, 1995

NOTE 1 - BASIS OF PRESENTATION

  Creative Learning Products, Inc. (the "Company") was formed in August 1988 to provide management and administrative services to its wholly-owned subsidiaries. The consolidated unaudited financial statements include the accounts of the Company and its operating subsidiaries, collectively referred to herein as "CLP". Significant intercompany accounts and transactions have been eliminated in consolidation.

  The operating subsidiaries of the Company sell their products, consisting of educational videos, books, gaming related items and children's paper products, through mail order and through retailers, brokers and distributors. The Company also is attempting to convert to an entity offering gaming facilities, a hotel convention center, a theme park, a time sharing facility and entertainment.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management of the Company, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Results of operations for the quarter ended August 31, 1996 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified.

  It is suggested that the unaudited financial statements and notes thereto in this Report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996 (the "Form 10-KSB"), which was previously filed.

  The Company's accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continued future revenues from operations and proceeds from sales of debt and equity securities and the exercise of warrants and options. Management of the Company believes the sales from continuing operations, together with its ability to raise additional capital, will provide sufficient cash for the Company to meet its operating requirements for the year ending May 31, 1997 ("fiscal 1997").

NOTE 2 - GAMING PROJECTS AND OTHER ACTIVITIES

  CLP owns 756 acres in Christian County, Missouri, along the main highway between Springfield, Missouri and Branson, Missouri (the "Christian County Site"). Management is of the opinion that the Christian County Site can be used for a time sharing facility, a theme park, a hotel/convention center and/or other activities. Based on management's review of the current real estate market in Christian County, Missouri, management is of the opinion that the Christian County Site can be resold for an amount in excess of the aggregate purchase price, and has retained a real estate broker in an attempt to sell a major portion of such site.

  CLP and the Eastern Shawnee Tribe of Oklahoma (the "Tribe), entered into a management agreement to develop and operate a Class A/Class III gaming facility near Seneca, Missouri (the "Seneca Facility"). Because of a federal circuit court decision invalidating the statutory right of the Secretary of the Interior to dedicate land in trust for Native American Indian tribes under the Indian Reorganization Act and a pending battle for control of the Tribe, with one of the issues being the management agreement with CLP, CLP has suspended any further action by it with respect to the Seneca Facility. Depending on developments, the Company will review whether it will attempt to proceed with the Seneca Facility.

  CLP is negotiating to purchase a hull for the purpose of converting the hull into an offshore gaming vessel. CLP plans to utilize the vessel for gaming cruises originating in Southern Florida for part of the year and possibly New York during the summer months. CLP is currently evaluating several sites in Southern Florida and New York to determine where the vessel, if purchased, will be docked. Inspection and other costs incurred through August 31, 1996 for the potential purchase of a vessel have been deferred.

NOTE 3 - ISSUANCE OF SHORT-TERM DEBT

  During July 1996, the Company entered into unsecured installment loan agreements with two vendors in the aggregate principal amount of $76,115 at an average annual interest rate of 10.13%, due in aggregate monthly installments of $8,818, including interest, through April 1997.

NOTE 4 - LONG-TERM DEBT

  Long-term debt consisted of the following at August 31, 1996:

                  10% note payable due                            $1,025,519
                  February 28, 1998 (a)......................        101,163
                                                                ------------
                  Less current portion.......................     $  924,356
                                                                 ===========

---------------------------
  (a) On February 28, 1996, the Company, as part of its purchase of property, was issued a 10% mortgage from the sellers in the principal amount of $1,072,475, with payments of $50,000 (including interest) due every three months and a final payment of principal and interest due at the end of two years.

NOTE 5 - COMMON STOCK

  Per share amounts are based upon the weighted average Common Stock shares outstanding of 14,426,079 and 9,632,206 for the quarters ended August 31, 1996 and 1995, respectively. Losses per share of Common Stock were computed by dividing the corresponding loss for each quarter by the weighted average number of shares of Common Stock outstanding for each quarter. Common stock equivalents are not included because the effect would be anti-dilutive. Fully diluted computations are not shown because all potentially dilutive securities would have an anti-dilutive effect on per share amounts.

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

  On August 7, 1996 the Company issued to an officer of the Company, as consideration for the officer's services in securing gaming opportunities for CLP and part of an employment agreement dated as of September 25, 1996, a Common Stock purchase warrant expiring August 6, 1999 to purchase, commencing February 7, 1997, 1,500,000 shares of the Common Stock at $.75 per share.

  On August 7, 1996, the Company entered into a consulting agreement with an individual, which modified a previous agreement dated April 16, 1996. A separate consulting agreement dated April 16, 1996 with a second individual, which included a Common Stock purchase warrant expiring April 15, 1999 to purchase 2,000,000 shares of the Common Stock, was canceled. The terms of the modified consulting agreement were for the individual to perform financial, public relation and gaming related consulting services for a period of two years at a cost of $400,000, and included the issuance of Common Stock purchase warrants expiring April 16 and August 6, 1999, respectively, to purchase, both commencing February 7, 1997, 2,000,000 and 1,000,000 shares, respectively, of the Common Stock both at $.75 per share. The individual also exercised his warrant expiring April 15, 1999 to purchase 1,000,000 shares of the Common Stock at an exercise price of $.75 per share for gross proceeds of $750,000. The individual retained $400,000 in accordance with his consulting agreement and the Company received net proceeds of $350,000.

  On August 22, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to three non-"U.S. persons" in "off-shore transactions", for gross proceeds of $500,000, 1,000,000 shares of the Common Stock.

  During the quarter ended August 31, 1996, the Company issued 25,000 shares of the Common Stock in exchange for various services rendered. The stock was valued at the value of the services rendered.

NOTE 6 - SUBSEQUENT EVENTS

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

                CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                              RESULTS OF OPERATIONS

  The following discussion relates to operations.

SALES

  Sales for the quarter ended August 31, 1996 decreased by $236,019 or 65% as compared with sales for the corresponding prior year period. The decrease was principally due to lower sales volume resulting from increased competition and a shift in emphasis from marketing current products to gaming projects.

GROSS PROFIT

  The gross profit for the quarter ended August 31, 1996 decreased by $143,609 or 67% as compared with the gross profit for the corresponding prior year period. The decrease was primarily due to the decrease in sales for the current period.

SELLING EXPENSES

  Selling expenses decreased for the quarter ended August 31, 1996 by $65,624 or 66% as compared with these expenses for the corresponding prior year period. The decrease was principally due to a shift in expenses from marketing current products to emphasis on potential gaming projects which have not as yet produced revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses increased for the quarter ended August 31, 1996 by $25,994 or 6% as compared with these expenses for the corresponding prior year period. The increase was principally due to financial consulting costs incurred during the current period.

RESERVE FOR INVESTMENT IN GAMING PROJECTS

  Reserve for investment in gaming projects for the quarter ended August 31, 1996 decreased by $18,568 or 25% as compared with this expense for the corresponding prior year period. The decrease was principally due to the reduction of Seneca Facility costs during the current period.

DEBT CONVERSION EXPENSE

  Debt conversion expense of $42,561 for the quarter ended August 31, 1995 was due to the accounting for debt converted to the Common Stock during the quarter to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued.

INTEREST EXPENSE

  Interest expense for the quarter ended August 31, 1996 increased by $6,761 or 32% as compared with interest expense for the corresponding prior year period. The increase was principally due to the interest on the mortgage on property purchased in February 1996.

NAFTA

  The North American Free Trade Act does not have a significant effect on the consolidated operations.

INFLATION

  Inflation does not have an impact on the consolidated operations.

                         LIQUIDITY AND CAPITAL RESOURCES

  The consolidated cash balance increased in the quarter ended August 31, 1996 by $128,753 resulting in an ending cash balance of $670,363. The increase in cash was due primarily to the proceeds from private placements and the exercise of warrants. During the quarter ended August 31, 1996, CLP funded its operations principally from the proceeds received from the sale of equity and debt securities.

  The Company received, as of October 4, 1996, $1,400,000 in gross proceeds from private placements and the exercises of warrants. The Company also expects to receive additional funds from private placements and the exercises of other warrants and options during the balance of fiscal 1997, as to which exercises there can be no assurance. As a result of these sources of funds the Company believes that it has sufficient resources to fund its operations, including those related to the gaming projects, for at least the balance of fiscal 1997. However, there can be no assurance as to when, if at all, the gaming projects and other activities will generate sufficient cash flow from operations so as not to be dependent on additional financing. In addition, to open and operate all aspects of the gaming projects and other activities may require additional financing after fiscal 1997, even if the gaming projects and other activities are then generating sufficient cash flow from operations to fund CLP's operating requirements, which is not the current projection. Should additional financing be required, there can be no assurance that it will be available or, if available, available on acceptable terms. See the sections "Branson Project", "Gaming Vessel Project" and "Other Gaming Projects" in Item 1 to the Form 10-KSB.

  As of August 31, 1996 and the date of this filing, there were no commitments for material capital expenditures other than those related to the Branson Project (see the sections "Branson Project", in Item 1 and the section "Liquidity and Capital Resources" in Item 6 to the Form 10- KSB).

  CLP expects that the proceeds from the planned sales of equity securities during the next 12 months will provide adequate funds to meet operating requirements. There can be no assurance, however, that CLP will consummate such security sales to meet the above.

                                     PART II

Item 1.       Legal Proceedings.

              See Item 3 to the Form 10-KSB for information as to pending actions by (1) Parker Printing Co. and (2) Westminster, et al. There has been no change in the status of these actions since the Form 10-KSB was filed on September 12, 1996, except that the Westminster action has been noticed for trial on October 16, 1995.

Item 2.       Changes in Securities.

              None

Item 3.       Defaults Upon Senior Securities.

              None

Item 4.       Submission of Matters to a Vote of Security Holders.

              None

Item 5.       Other Information.

              None

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits

  The following exhibits marked with a footnote reference were filed with a periodic report filed by the Company pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, or a registration statement effective under the Securities Act of 1933, as amended (the "Securities Act"), and are incorporated herein by this reference:

Number        Exhibit

1(a) Copy of Management Agreement dated as of October 20, 1995 between Eastern Shawnee Tribe of Oklahoma (the "Tribe") and Creative Gaming International, Inc.
              ("CGI"). (1)

1(b) Copy of Option Agreement dated as of November 8, 1995 between the Tribe and CGI. (1)

1(c) Copy of Letter dated December 13, 1995 extending the option terms of Exhibit 1(b) hereto. (1)

1(d)          Copy of Loan Agreement relating to Exhibit 1(a) hereto. (2)

2(a) Copy of Agreement dated February 28, 1996 between Cook Hollow Company as Seller, and CGI and the Company as Buyer. (3)

2(a)(1) Copy of Promissory Note dated February 28, 1996 from CGI to Cook Hollow Company is Exhibit B to Exhibit 2(a) hereto. (3)

2(a)(2) Copy of Future Advance Obligation Wraparound Deed of Trust dated as of February 28, 1996 between CGI, Gary A. Powell, as Trustee, and Cook Hollow Company is Exhibit C to Exhibit 2(a) hereto. (3)

2(a)(3) Copy of Wraparound Mortgage Agreement effective February 28, 1996 between CGI as Borrower, and Cook Hollow Company, as Lender, is Exhibit D to Exhibit 2(a) hereto. (3)

2(a)(4) Copy of Indemnity Agreement effective February 28, 1996 among CGI and the Company, as Indemnitors and Cook Hollow Company, as Indemnitee, is Exhibit E to Exhibit 2(a) hereto. (3)

3(a) Copy of Consulting Agreement dated as of April 16, 1996 by and between the Company and Lee S. Rosen. (4)

3(a)(1) Copy of Common Stock purchase warrant expiring April 16, 1999 issued by the Company to Lee S. Rosen was filed as Exhibit 4(b)(1) to Exhibit 3(a) hereto. (4)

3(b) Copy of Consulting Agreement dated as of August 7, 1996 by and between the Company and Lee S. Rosen. (5)

3(b)(1) Copy of Common Stock purchase warrant expiring April 16, 1999 issued by the Company to Lee S. Rosen. (5)

3(b)(2) Copy of Common Stock purchase warrant expiring August 6, 1999 issued by the Company to Lee S. Rosen. (5)

4(a) Copy of Employment Agreement dated as of September 25, 1996 by and between the Company and Peter J. Jegou. (6)

4(b) Copy of Common Stock purchase warrant expiring August 6, 1999 issued by the Company to Peter J. Jegou. (6)

5 The Company's Common Stock purchase warrant expiring June 11, 2001 and Common Stock purchase warrant expiring September 2, 2001 are substantially identical to he form of Common Stock purchase warrant expiring April 29, 1998 filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996 except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to instruction 2 to Item 601 of Regulation S-K under the Securities Act are not individually filed.

-----------------------

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1995 and incorporated herein by this reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by this reference.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 29, 1996 and incorporated herein by this reference.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on June 7, 1996 and incorporated herein by this reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on October 3, 1996 with respect to Consulting Agreement dated as of August 7, 1996, and incorporated herein by this reference.

(6) Filed as an exhibit to the Company's Registration Statement on Form S-8 filed on October 3, 1996 with respect to Employment Agreement dated as of September 25, 1996, and incorporated herein by this reference.

              (b) Reports on Form 8-K

              None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 4, 1996

CREATIVE LEARNING PRODUCTS, INC.

By:  /s/ PETER J. JEGOU
   ------------------------------------
Peter J. Jegou
President and Chief Executive Officer

By:  /s/ WALTER J. KRZANOWSKI
   ------------------------------------
Walter J. Krzanowski
Chief Financial Officer