Form 10QSB
period 1996-11-30
CREATIVE LEARNING PRODUCTS INC
filed 1997-01-21
CIK 846614

<PAGE 1>

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                           FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

             For the fiscal quarter ended November 30, 1996
                                          ------------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No _____


As of January 17, 1997, 18,258,467 shares of the Common Stock were outstanding.


<PAGE 2>

           CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                         Form 10-QSB Index
                         November 30, 1996


                              PART I
                              ------

                                                       	Page
Item 1.	Financial Statements (Unaudited):	             Number
                                                       ------

Consolidated Balance Sheet at November 30, 1996.....		    3

Consolidated Statements of Operations for the
	quarters ended November 30, 1996 and 1995..........    		5

Consolidated Statements of Operations for the
	six months ended November 30, 1996 and 1995........    		6

Consolidated Statements of Cash Flows for the
	six months ended November 30, 1996 and 1995........    		7

Notes to Financial Statements.......................   		 8


Item 2. Management's Discussion and Analysis
      	 	or Plan of Operations......................   		12


                             PART II
                             -------

Item 1.	Legal Proceedings..........................   		15

Item 2.	Changes in Securities......................   		15

Item 3.	Defaults Upon Senior Securities............   		15

Item 4.	Submission of Matters to a Vote of
		       Security Holders..........................	   	15

Item 5.	Other Information..........................   		15

Item 6.	Exhibits and Reports on Form 8-K...........	   	15

Signatures.........................................    	18

<PAGE 3>

          CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheet
                      November 30, 1996
                        (Unaudited)



                            	ASSETS

Current Assets:
	Cash		                                            $   112,726
	Accounts receivable - net of allowance
	 for doubtful accounts of $5,257.		                   403,910
	Inventories		                                          68,840
	Receivable from officers		                            151,687
	Prepaid expenses and other current
	 assets		                                             623,995
                                                     ---------
		Total current assets		                             1,361,158

Property and Equipment:
	Land		                                              2,410,452
	Construction in progress		                            554,331
	Machinery and equipment		                              83,137
	Furniture and fixtures		                               29,672
                                                     ---------
		                                                   3,077,592
	Less accumulated depreciation		                        83,636
                                                     ---------
		Property and equipment-net		                       2,993,956
                                                     ---------

Other Assets:
	Investment in gaming projects, net of
	 reserve of $459,953	                                 	13,617
	Intangibles, net of accumulated amortization
	 of $492,593		                                        526,578
	Miscellaneous		                                         9,890
		Total other assets		                                 550,085
                                                      --------

                                                  		$4,905,199
                                                   -----------
                                                   -----------

See Notes to Unaudited Consolidated Financial Statements.


<PAGE 4>


              CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheet
                             November 30, 1996
                              (Unaudited)

                   	LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
	Current maturities of long-term debt	         	$    128,055
	Short-term notes payable		                           41,652
	Accounts payable		                                  453,769
	Accrued expenses and other current
	 liabilities		                                      239,861
                                                 -----------
		Total current liabilities		                        863,337
                                                  ----------

Long-term Debt:
	Long-term debt, less current maturities
	 of $128,055		                                      897,464
                                                  ----------

Stockholders' Equity:
	12% Cumulative redeemable preferred stock
	 (2,000,000 shares authorized): Series B,
	  par value $1.00; issued and
	  outstanding: none                                    --
	Common stock, no par value; authorized:
 	 25,000,000 shares; issued and
	 outstanding: 17,462,467 shares		                 18,358,975
	Additional paid-in capital		                       3,172,141
	Accumulated deficit		                           (18,386,718)
                                                 ------------

		Total stockholders' equity		                      3,144,398

                                           	 	 $  4,905,199
                                               ------------
                                               ------------


See Notes to Unaudited Consolidated Financial Statements.

<PAGE 5>



            CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Operations
                         (Unaudited)


                                     	Quarter Ended November 30,
                                      --------------------------

                                               	1996	      1995
                                                ----       ----


Net sales		                                 $ 119,022 	  $ 543,384
Cost of goods sold		                           38,275	     285,486
                                            ----------------------

Gross profit		                                 80,747	     257,898
                                             ---------------------

Selling expenses		                             21,554	     216,304
General and administrative expenses		         705,094      471,337
Reserve for gaming projects		                 126,342		  (108,745)
Warrant exercise and
 debt conversion expense		                    250,000      476,293
Interest expense		                             27,120	       9,269
                                              --------------------
                                         		 1,124,510    1,064,458
                                              --------------------

Net loss from operations		                (1,043,763)  $ (806,560)

Gain on disposal of assets		                  211,983		      --
                                              ---------------------

Net loss		                                  $(831,780)	  $(806,560)
                                            -----------------------
                                            -----------------------

Net loss per share		                           $(.05)	     $(.08	)
                                               ------       ------
                                               ------       ------

See Notes to Unaudited Consolidated Financial Statements.

<PAGE 6>

             CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations
                            (Unaudited)


                           	Six Months Ended November 30,
                            -----------------------------

                                                	 1996	       1995
                                                  ----        ----


Net sales		                                  $ 246,196 	    $ 906,577
Cost of goods sold		                            95,566	       435,187
                                             ------------------------

Gross profit		                                  50,630	       471,390
                                              -----------------------

Selling expenses	                              	55,623	       315,997
General and administrative expenses		        1,192,551        938,400
Reserve for gaming projects	                  	182,127		     (34,392)
Warrant exercise and
 debt conversion expense		                     250,000        518,854
Interest expense		                              54,878         30,266
                                             ------------------------
                                            	1,735,179      1,769,125
                                             ------------------------

Net loss from operations		                 (1,584,549)   (1,297,735)

Gain on disposal of assets		                  211,983         --
                                          ---------------------------

Net Loss		                                $(1,372,566)	  $(1,297,735)
                                          ---------------------------

Net loss per share		                          $(.09)	        $(.13)
                                              ------         ------
                                              ------         ------


See Notes to Unaudited Consolidated Financial Statements.


<PAGE 7>

               CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                              (Unaudited)

                            	Six Months Ended November 30,
                             -----------------------------
	                                                1996	           1995
                                                 ----            ----
Cash flows from operating activities:
	Net loss	                                 $(1,128,166)     $(1,297,735)
                                           ------------     ------------
	Adjustments to reconcile net loss
		to net cash used in operating
		activities:
		Depreciation and amortization		              122,750	         130,116
		Reserve for gaming projects		                182,127		       (34,392)
		Warrant and debt
   conversion expenses	                       292,600	         518,854
		Gain on disposal of assets		               (211,983)	            --
		Changes to operating assets and
		liabilities:
		  Accounts receivable                        29,717		       (156,217)
		  Inventories	                             (36,726)	            4,994
		  Prepaid expenses and other
     current assets	                       	(440,999)	         (10,135)
		Accounts payable		                        (157,919)	          201,620
		Accrued expenses and other
		 current liabilities	                      	119,494	          145,423
                                            ---------         ---------
		Total adjustments		                       (100,939)           800,263
                                            ---------         ---------
		  Net cash used in operating
		  activities		                          (1,473,505)         (497,472)
                                          -----------        ----------

Cash flows from investing activities:
	Increase in gaming projects		              (195,744)	        (356,806)
	Additions to property and equipment		      (554,331)           (7,200)
                                           ----------         ---------
		  Net cash used in investing
		   activities		                           (750,075)         (364,006)

Cash flows from financing activities:
	Repayment of short-term borrowings		         (33,763)        (22,390)
	Proceeds from short-term borrowings	          	75,415	        625,000
	Repayment of long-term debt		                (46,956)           --
	Proceeds from issuances of stock		          1,800,000	        434,590
                                             ---------        --------
		  Net cash provided by
		   financing activities		                  1,794,696	      1,037,200
                                             ---------       ---------

Net increase (decrease) in cash		            (428,884) 	      175,722
Cash at beginning of the period		              541,610	       122,249
                                             ---------       --------
Cash at end of the period	                 	$  112,726	    $  297,971
                                            ----------     ----------
                                            ----------     ----------

Supplemental disclosure of cash
 flow information:
	Cash paid during the period for interest			$  56,052     $    5,833
                                            ---------     ----------
                                            ---------     ----------

Supplemental schedule of non-cash
 financing activities:
	Debt and other liabilities
converted to Common Stock		                   $511,684 	   $1,979,261
                                              --------      ---------
                                              --------      ---------

See Notes to Unaudited Consolidated Financial Statements.

<PAGE 8>

          CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

              Notes To Consolidated Financial Statements
                        November 30, 1996
                           (Unaudited)

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

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management of the Company, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Results of operations for the quarter and six months ended November 30, 1996 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified.

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

Note 2 - Gaming Projects and Other Activities

 CLP purchased, on November 13, 1996, a vessel for the purpose of converting it into an offshore gaming vessel. CLP plans to utilize the vessel for gaming cruises originating in Florida and/or New York. CLP is currently evaluating sites to determine where the vessel, when operational, will be docked. CLP is in the initial stages of refurbishing the vessel. The purchase and refurbishing costs incurred through November 30, 1996 have been recorded as Construction in Progress in the amount of $554,331.

<PAGE 9>

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

 CLP and the Eastern Shawnee Tribe of Oklahoma (the "Tribe) entered into a management agreement to develop and operate a Class A/Class III gaming facility near Seneca, Missouri (the "Seneca Facility"). Because of a federal circuit court decision invalidating the statutory right of the Secretary of the Interior to dedicate land in trust for Native American Indian tribes under the Indian Reorganization Act, which opinion was reversed on October 15, 1996, and a then pending battle for control of the Tribe, with one of the issues being the management agreement with CLP, CLP had suspended any further action by it with respect to the Seneca Facility. Depending on developments, the Company will review whether it will attempt to proceed with the Seneca Facility.

 CLP also continues to explore the possibility of opening and operating other gaming facilities. Consulting and other related project costs have been reserved and charged to operations in the amounts of $126,342 and $182,127 for the quarter and six months ended November 30, 1996, respectively.

 Effective November 30, 1996, CLP sold all the assets, properties, business and goodwill of an operating division of CLP to a public corporation for 2,000,000 shares of the purchaser's common stock valued at $100,000 and the assumption by the purchaser of certain liabilities of such CLP division as of November 30, 1996.

Note 3 - Issuance of Short-term Debt

 During July 1996, the Company entered into unsecured installment loan agreements with two vendors in the aggregate principal amount of $76,115 at an average annual interest rate of 10.13%. The balances are due in aggregate monthly installments of $7,174, including interest, through April 1997.

Note 4 - Long-term Debt

 Long-term debt consisted of the following at November 30, 1996:

 10% note payable due	February 28, 1998 (a)	  	$1,025,519
	Less current portion..................... 		     128,055
                                               ----------
		  	                                          $  897,464
                                               ----------
                                               ----------

___________________________
(a)	On February 28, 1996, the Company, as part of its purchase
of property, was issued a 10% mortgage from the sellers in the principal amount of $1,072,475, with payments of $50,000

<PAGE 10>

(including interest) due every three months and a final payment of principal and interest due at the end of two years. The payment due November 29, 1996 was paid December
24, 1996.

Note 5 - Common Stock

 Per share amounts are based upon the weighted average Common Stock shares outstanding of 16,920,827 and 15,378,249 for the quarter and six months ended November 30, 1996, respectively, and 10,684,948 and 10,155,701 for the quarter and six months ended November 30, 1995, respectively. Losses per share of Common Stock were computed by dividing the corresponding loss for each period by the weighted average number of shares of Common Stock outstanding for each period. Common stock equivalents are not included because the effect would be anti-dilutive. Fully diluted computations are not shown because all potentially dilutive securities would have an anti-dilutive effect on per share amounts.

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

 On August 7, 1996 the Company issued to an officer of the Company, as consideration for the officer's services in securing gaming opportunities for CLP and as part of an employment agreement dated as of September 25, 1996, a Common Stock purchase warrant expiring August 6, 1999 to purchase, commencing February 7, 1997, 1,500,000 shares of the Common Stock at $.75 per share.

 On August 7, 1996, the Company entered into a consulting agreement with an individual, which modified a previous agreement dated April 16, 1996. A separate consulting agreement dated April 16, 1996 with a second individual, which included a Common Stock purchase warrant expiring April 15, 1999 to purchase 2,000,000 shares of the Common Stock, was canceled. The terms of the modified consulting agreement were for the individual to perform financial, public relation and gaming related consulting services for a period of two years at a cost of $400,000 and included the issuance of Common Stock purchase warrants expiring April 16 and August 6, 1999, respectively, to purchase, both commencing February 7, 1997, 2,000,000 and 1,000,000 shares, respectively, of the Common Stock both at $.75 per share. The individual also exercised his warrant expiring April 15, 1999 to purchase 1,000,000 shares of the Common Stock at an exercise price of $.75 per share for gross proceeds of $750,000. The individual retained $400,000 in accordance with his consulting agreement and the Company received net proceeds of $350,000. On October 7, 1996, the individual exercised his warrant expiring April 16, 1999 as to 500,000 shares of the Common Stock after the Company waived the prohibition on exercise and lowered the exercise price to $.25 per share for such shares, the proceeds of which were received by the Company on November 30, 1996 as to $50,000 and on December 17, 1996 as to $75,000.

 On August 22, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to three non-"U.S. persons" in "off-shore transactions", for gross proceeds of $500,000, 1,000,000 shares of the Common Stock.

<PAGE 11>

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

 On October 10, 1996, the Company issued 100,000 shares of the
Common Stock to a creditor for outstanding debt and anticipated future services.

 On November 27, 1996, the Company issued and a creditor accepted 206,991 shares of the Common Stock in satisfaction of outstanding debt of $206,991 due to the creditor as of May 31, 1994.

 During the six months ended November 30, 1996, the Company issued 46,093 shares of the Common Stock for various services rendered. The stock was valued at the value of the services rendered.

Note 6 - Additional Paid-in Capital

 Various issuances and exercises of warrants of the Common Stock have been accounted for to reflect the excess of the then current market values of the Common Stock over the exercise prices when the warrants and the Common Stock were issued. This has resulted in increases to Additional Paid-in Capital and charges to operations in the amount of $292,600 for the quarter and six months ended November 30, 1996.

Note 7 - Subsequent Events

 On December 23, 1996, the Company sold to an investor 100,000 shares of the Common Stock for gross proceeds of $50,000. The Company also issued to the investor 100,000 shares of the Common Stock as designee for services rendered to CLP by a relative of the investor.

 On December 26, 1996, an officer of the Company exercised his warrant expiring August 6, 1999 as to 500,000 shares of the Common Stock after the Company waived the prohibition on exercise prior to February 7, 1997 and lowered the exercise price to $.25 per share for such shares.

<PAGE 12>

       CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

Item 2.

       Management's Discussion and Analysis or Plan of Operations

                        RESULTS OF OPERATIONS
                        ---------------------

The following discussion relates to operations.

SALES

 Sales for the quarter and six months ended November 30, 1996 decreased by $424,362 or 78% and $660,381 or 73%, respectively, as compared with sales for the corresponding prior year periods. The decreases were principally due to lower sales volume resulting from a shift in emphasis from marketing current products to gaming projects.

GROSS PROFIT

 The gross profit for the quarter and six months ended November
30, 1996 decreased by $177,151 or 69% and $320,760 or 68%,
respectively, as compared with the gross profit for the corresponding prior year periods. The decreases were primarily due to the decreases in sales for the current periods.

SELLING EXPENSES

 Selling expenses for the quarter and six months ended November 30, 1996 decreased by $194,750 or 90% and $260,374 or 82%, respectively, as compared with these expenses in the corresponding prior year periods. The decreases were principally due to a shift in expenses from marketing current products to emphasis on potential gaming projects which have not as yet produced revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses increased for the quarter and six months ended November 30, 1996 increased by $228,157 or 48% and $254,151 or 27%, respectively, as compared with these expenses in the corresponding year periods. The increases were principally due to financial and gaming consulting expenses and litigation costs incurred during the current periods.

RESERVE FOR GAMING PROJECTS

 Reserve for gaming projects for the quarter and six months ended
November 30, 1996 increased by $235,087 or 216% and $216,519 or
630%, respectively, as compared with this expense in the corresponding prior year periods. The increases were principally due to the adjustment in the prior

<PAGE 13>

periods of Seneca Project costs previously reserved and consulting and other project costs reserved for during the current periods.

WARRANT EXERCISE AND DEBT CONVERSION EXPENSES

 Warrant exercise expenses of $250,000 for the quarter and six months ended November 30, 1996 and debt conversion expense of $476,293 and $518,854 for the quarter and six months ended November 30, 1995, respectively, was due to the accounting for issuance of the Common Stock during the periods to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued.

INTEREST EXPENSE

 Interest expense for the quarter and six months ended November
30, 1996 increased by $17,851 or 193% and $24,612 or 81%,
respectively, as compared with interest expense for the corresponding prior year periods. The increases were principally due to the interest on the mortgage on property purchased in February 1996.

NAFTA

 The North American Free Trade Act does not have a significant effect on the consolidated operations.

INFLATION

 Inflation does not have an impact on the consolidated operations.

            LIQUIDITY AND CAPITAL RESOURCES

 The consolidated cash balance decreased for the six months ended November 30, 1996 by $428,884 resulting in an ending cash balance of $112,726. The decrease in cash was due primarily to the purchase of a vessel. During the quarter and six months ended November 30, 1996, CLP funded its operations principally from the proceeds received from the sale of equity and debt securities.

 The Company had received, as of December 31, 1996, $1,525,000 in gross proceeds from private placements and the exercises of warrants. The Company also expects to receive additional funds from private placements and the exercises of other warrants and options during the balance of fiscal 1997. On January 13, 1997, the Company filed a registration statement under the Securities
Act of 1933, as amended, which relates to the resale of the underlying shares of Common Stock to be issued upon the exercise of many of these warrants and options which may encourage exercise by the holders when the registration statement is declared effective. However, there can be no assurance as to when, if at all, and in what amounts these warrants and options may be exercised, especially in view of the current market prices for the Common Stock. As a result of these sources of funds the Company believes that it has sufficient resources to fund its operations, including those related to the gaming projects, for

<PAGE 14>

at least the balance of fiscal 1997. However, there can be no assurance as to when, if at all, the gaming projects and other activities will generate sufficient cash flow from operations so as not to be dependent on additional financing. In addition, to open and operate all aspects of the gaming projects and other activities may require additional financing after fiscal 1997, even if the gaming projects and other activities are then generating sufficient cash flow from operations to fund CLP's operating requirements, which is not the current projection. Should additional financing be required, there can be no assurance that it will be available or, if available, available on acceptable terms. See the sections "Branson Project", "Gaming Vessel Project" and "Other Gaming Projects" in Item 1 to the Form 10-KSB.

 As of November 30, 1996 and the date of this filing, there were no commitments for material capital expenditures other than those related to the Christian County Site (see the sections "Branson Project", in Item 1 and the section "Liquidity and Capital Resources" in Item 6 to the Form 10-KSB). However, the Company currently estimates that it will require approximately $15,000,000 to make the gaming vessel (see Note 2 to Consolidated Financial Statements) operational.

 CLP expects that the proceeds from the planned sales of equity securities during the next 12 months will provide adequate funds to meet operating requirements. There can be no assurance, however, that CLP will consummate such security sales to meet the above.

<PAGE 15>

                               PART II

Item 1.    	Legal Proceedings.

        	   See Item 3 to the Form 10-KSB for information as to pending actions by (1) Parker Printing Co. and (2)
           	Westminster, et al. The Parker Printing Co. action was settled as of October 11, 1996 and, subsequent to the
	           period covered by this Report, a settlement has been reached in the Westminster action.

Item 2. 	   Changes in Securities.

		          None

Item 3.		   Defaults Upon Senior Securities.

          		None

Item 4.		   Submission of Matters to a Vote of Security Holders.

          		None

Item 5.	   	Other Information.

          		None

Item 6.		   Exhibits and Reports on Form 8-K.

          		(a) Exhibits

 The following exhibits marked with a footnote reference were filed with a periodic report filed by the Company pursuant to
Section 13 of the Securities Exchange Act of 1934, as amended, or a registration statement effective under the Securities Act of 1933, as amended (the "Securities Act"), and are incorporated herein by this reference. If no footnote reference is made, the exhibit is filed with this Report.


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

<PAGE 16>

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
             1999 issued by the Company to Peter J. Jegou. (6)

5.	           The Company's Common Stock purchase warrant expiring June
             11, 2001 and Common Stock purchase warrant expiring
             September 2, 2001 are substantially identical to the form of Common Stock purchase warrant expiring April 29, 1998 filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996 except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to instruction 2 to Item 601 of Regulation S-K under the Securities Act are not individually filed.

6.	          Copy of Agreement dated as of October 18, 1996 by and
             among the Company, Kards for Kids, Inc. and Nightwing Entertainment Group, Inc.

7.          	Copy of Purchase and Sale Agreement dated as of October
             __, 1996 by and among Jerry Ward Cars, Inc., Edward
             Lockel, Jim's Truck and Equipment, Inc., and Creative
             Gaming International, Inc.
_______________________
(1)	         Filed as an exhibit to the Company's Quarterly Report on
             Form 10-QSB for the quarter ended November 30, 1995 and incorporated herein by this reference.

(2)         	Filed as an exhibit to the Company's Annual Report on
             Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by this reference.

(3)	         Filed as an exhibit to the Company's Quarterly Report on
             Form 10-QSB for the quarter ended February 29, 1996 and incorporated herein by this reference.

<PAGE 17>

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


<PAGE 18>

                         SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 21, 1997



CREATIVE LEARNING PRODUCTS, INC.



By:  /s/ PETER J. JEGOU
     -------------------
Peter J. Jegou
President and Chief Executive Officer



By:  /s/ WALTER J. KRZANOWSKI
     -------------------------
Walter J. Krzanowski
Treasurer and Chief Financial Officer



<PAGE E-1>

                         EXHIBIT INDEX

                   CREATIVE LEARNING PRODUCTS, INC.

         EXIBITS FILED WITH QUARTERLY REPORT ON FORM 10-QSB FOR THE
                   QUARTER ENDED NOVEMBER 30, 1996


                                                              Page
Number     Exhibit                                            Number
------     -------                                            --------

6.         Copy of Agreement dated as of October 18, 1996      E-2
           by and among the Company, Kards for Kids, Inc.
           and Nightwing Entertainment Group, Inc.

7.         Copy of Purchase and Sale Agreement dated          E-7
           October __, 1996 by and among Jerry Ward Cars,
           Inc., Edward Lockel, Jim's Truck and Equipment
           Inc. and CGI.