Form 10QSB/A
period 1996-11-30
CREATIVE LEARNING PRODUCTS INC
filed 1997-01-29
CIK 846614

<PAGE 1>

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                           FORM 10-QSB/A

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                        								-----	      -----

As of January 17, 1997, 18,258,467 shares of the Common Stock were outstanding.


<PAGE 2>

           CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                         Form 10-QSB/A Index
                         November 30, 1996


                              PART I
                              ------

                                                      	     Page
Item 1.   Financial Statements (Unaudited):		            	  Number
                                                       		  	------

          Consolidated Balance Sheet at November 30, 1996 		   3

          Consolidated Statements of Operations for the
		        quarters ended November 30, 1996 and 1995		 		       5

          Consolidated Statements of Operations for the
		        six months ended November 30, 1996 and 1995		   	    6

          Consolidated Statements of Cash Flows for the
         	six months ended November 30, 1996 and 1995		    	   7

          Notes to Financial Statements					 	                 8


Item 2. 	 Management's Discussion and Analysis
      	   or Plan of Operations					  		                      12


                             PART II
                             -------

Item 1.   Legal Proceedings							                           	15

Item 2.  	Changes in Securities					                        		15

Item 3.  	Defaults Upon Senior Securities					                15

Item 4.  	Submission of Matters to a Vote of
		        Security Holders						   	                          15

Item 5.	  Other Information								                           15

Item 6.	  Exhibits and Reports on Form 8-K					               15

Signatures	 									                                        	18


<PAGE 3>

          CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheet
                      November 30, 1996
                         (Unaudited)



                            	ASSETS

Current Assets:
	Cash		                             			        $   112,726
	Accounts receivable - net of allowance
	 for doubtful accounts of $5,257.		               403,910
	Inventories		                                	     68,840
	Receivable from officers		                        151,687
	Prepaid expenses and other current
	 assets		                                         623,995
                                             		-----------
		Total current assets		                         1,361,158
                                     										-----------

Property and Equipment:
	Land		                                          2,410,452
	Construction in progress		                        554,331
	Machinery and equipment		                          83,137
	Furniture and fixtures		                           29,672
                                             		-----------
		                                               3,077,592
	Less accumulated depreciation		                    83,636
                                             		-----------
		Property and equipment-net		                   2,993,956
                                             		-----------

Other Assets:
	Investment in gaming projects, net of
	 reserve of $459,953	                        	    13,617
	Intangibles, net of accumulated amortization
	 of $492,593		                                   526,578
	Miscellaneous		                                    9,890
									                                     	----------
		Total other assets		                            550,085
                                              	----------

                                            			$4,905,199
                                              	----------
                                              	----------

See Notes to Unaudited Consolidated Financial Statements.



<PAGE 4>


              CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheet
                             November 30, 1996
                              (Unaudited)

                   	LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
	Current maturities of long-term debt		        $    128,055
	Short-term notes payable		                          41,652
	Accounts payable		                                 453,769
	Accrued expenses and other current
	 liabilities		                                     239,861
                                               ------------
		Total current liabilities		                       863,337
                                             		------------

Long-term Debt:
	Long-term debt, less current maturities
	 of $128,055		                                    897,464
                                     			      ------------

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
                                            	------------

		Total stockholders' equity                    3,144,398
                                    									------------

                                        	 	 	$  4,905,199
                                            	------------
                                            	------------


See Notes to Unaudited Consolidated Financial Statements.


<PAGE 5>



            CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Operations
                         (Unaudited)


                                      Quarter Ended November 30,
                                      --------------------------

                                               	1996	      1995
                                                ----        ----


Net sales		                                $ 119,022 	   $ 543,384
Cost of goods sold		                          38,275	      285,486
                                           ---------     ---------

Gross profit		                                80,747	      257,898
                                           ---------     ---------

Selling expenses		                            21,554	      216,304
General and administrative expenses		        699,494       471,337
Reserve for gaming projects		                126,342	    (108,745)
Warrant exercise and
 debt conversion expense		                   250,000       476,293
Interest expense		                            27,120	        9,269
                                           ---------     ---------
                                           1,124,510     1,064,458
                                           ---------    ----------

Net loss from operations		               (1,043,763)     (806,560)

Gain on disposal of assets		                211,983	        	 --
                                          ---------    -----------

Net loss		                                $(831,780)	   $(806,560)
                                          ----------    ----------
                                          ----------    ----------

Net loss per share		                          $(.05)	      $(.08)
                                              ------       ------
                                              ------       ------

See Notes to Unaudited Consolidated Financial Statements.


<PAGE 6>

             CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations
                            (Unaudited)


                               	Six Months Ended November 30,
                                -----------------------------

                                             1996	        1995
                                             ----         ----


Net sales		                     	         $ 246,196      $ 906,577
Cost of goods sold		                         95,566	       435,187
                                          ---------      ---------

Gross profit		                              150,630	       471,390
                                          ---------      ---------

Selling expenses	                            55,623	       315,997
General and administrative expenses		     1,192,551        938,400
Reserve for gaming projects	                182,127	      (34,392)
Warrant exercise and
 debt conversion expense		                  250,000        518,854
Interest expense		                           54,878         30,266
                                        		---------      ---------
                                          1,735,179      1,769,125
                                          ---------      ---------

Net loss from operations		              (1,584,549)    (1,297,735)

Gain on disposal of assets		                211,983           --
                                       ------------     ----------

Net Loss		                             $(1,372,566)   $(1,297,735)
                                       ------------   ------------

Net loss per share		                         $(.09)	        $(.13)
                                             ------         ------
                                             ------         ------


See Notes to Unaudited Consolidated Financial Statements.


<PAGE 7>

               CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                              (Unaudited)

                                	Six Months Ended November 30,
                                 -----------------------------
	                                                1996	           1995
                                                 ----            ----
Cash flows from operating activities:
	Net loss	                                  	$(1,372,566)     $(1,297,735)
                                            	------------     ------------
	Adjustments to reconcile net loss
		to net cash used in operating
		activities:
		Depreciation and amortization	                 122,750          130,116
		Reserve for gaming projects	                   182,127	        (34,392)
		Warrant and debt
   		 conversion expenses	                       292,600	         518,854
		Gain on disposal of assets	   	              (211,983)	              --
		Changes to operating assets and
		liabilities:
		  Accounts receivable                          29,717		       (156,217)
		  Inventories	                               (36,726)	            4,994
		  Prepaid expenses and other
     		   current assets	                     (440,999)	         (10,135)
		Accounts payable		                          (157,919)	          201,620
		Accrued expenses and other
		 current liabilities	                        119,494	           145,423
                                             ---------          ---------
		Total adjustments		        	               (100,939)            800,263
                                             ---------          ---------
		  Net cash used in operating
		  activities		                           (1,473,505)         (497,472)
                                           -----------        ----------

Cash flows from investing activities:
	Increase in gaming projects		  	           (195,744)       	 (356,806)
	Additions to property and equipment	  	    (554,331)       	   (7,200)
                                          -----------       	----------
		  Net cash used in investing
		   activities		                          	(750,075)       	 (364,006)
                               							    -----------       	----------

Cash flows from financing activities:
	Repayment of short-term borrowings	     	   (33,763)       	  (22,390)
	Proceeds from short-term borrowings	          75,415	          625,000
	Repayment of long-term debt		               (46,956)               --
	Proceeds from issuances of stock	          1,800,000	          434,590
                                           ----------       	 ---------
		  Net cash provided by
		   financing activities		                 1,794,696       	 1,037,200
                                           ----------      	  ---------

Net increase (decrease) in cash		           (428,884) 	 	       175,722
Cash at beginning of the period	              541,610	          122,249
                                           ----------         ---------

Cash at end of the period	          	      $  112,726	       $  297,971
                                           ----------  	    	----------
                                           ----------       	----------

Supplemental disclosure of cash
 flow information:
	Cash paid during the period
 for interest  				                        $  56,052       	$    5,833
                                           ---------       	----------
                                           ---------       	----------

Supplemental schedule of non-cash
 financing activities:
	Debt and other liabilities
 converted to Common Stock	                 $511,684    	   	$1,979,261
                                            --------       		----------
                                            --------   	   	 ----------

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

Note 4 - Long-term Debt

 Long-term debt consisted of the following at November 30, 1996:

     10% note payable due	February 28, 1998 (a)    	$1,025,519
     Less current portion.............         	       128,055
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

 In June 1996, the Company issued to an individual for services rendered 50,000 shares of the Common Stock and a Common Stock purchase warrant expiring June 11, 2001 to purchase 50,000 shares of Common Stock at an exercise price of $1.50 per share.

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

GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses for the quarter and six months ended November 30, 1996 increased by $228,157 or 48% and $254,151 or 27%, respectively, as compared with these expenses in the corresponding prior year periods. The increases were principally due to financial and gaming consulting expenses and litigation costsincurred during the current periods.

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

WARRANT EXERCISE AND DEBT CONVERSION EXPENSES

 Warrant exercise expense of $250,000 for the quarter and six months ended November 30, 1996 and debt conversion expense of $476,293 and $518,854 for the quarter and six months ended November 30, 1995, respectively, was due to the accounting for issuance of the Common Stock during the periods to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued.

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

 As of November 30, 1996 and the date of this filing, there were no commitments for material capital expenditures other than those related to the Christian County Site (see the sections "Branson Project", in Item 1 and the section "Liquidity and Capital Resources" in Item 6 to the Form 10-KSB). However, the Company currently estimates that it will require approximately $15,000,000 to make the gaming vessel (see Note 2 to Unaudited Consolidated Financial Statements) operational.

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


Number	     Exhibit

1(a)	       Copy of Management Agreement dated as of October 20, 1995
            between Eastern Shawnee Tribe of Oklahoma (the "Tribe") and Creative Gaming International, Inc. ("CGI"). (1)

1(b)	       Copy of Option Agreement dated as of November 8, 1995
            between the Tribe and CGI. (1)

1(c)	       Copy of Letter dated December 13, 1995 extending the
            option terms of Exhibit 1(b) hereto. (1)

1(d)	       Copy of Loan Agreement relating to Exhibit 1(a) hereto. (2)

2(a)	       Copy of Agreement dated February 28, 1996 between Cook
            Hollow Company as Seller, and CGI and the Company as Buyer. (3)

2(a)(1)	    Promissory Note dated February 28, 1996 from CGI
            to Cook Hollow Company is Exhibit B to Exhibit 2(a) hereto. (3)

2(a)(2)	    Copy of Future Advance Obligation Wraparound Deed of
            Trust dated as of February 28, 1996 between CGI, Gary A. Powell, as Trustee, and Cook Hollow Company is Exhibit C to Exhibit 2(a) hereto. (3)


<PAGE 16>

2(a)(3)	    Copy of Wraparound Mortgage Agreement effective February
            28, 1996 between CGI as Borrower, and Cook Hollow
            Company, as Lender, is Exhibit D to Exhibit 2(a) hereto. (3)

2(a)(4)	    Copy of Indemnity Agreement effective February 28, 1996
            among CGI and the Company, as Indemnitors and Cook Hollow Company, as Indemnitee, is Exhibit E to Exhibit 2(a)
            hereto.  (3)

3(a)	       Copy of Consulting Agreement dated as of April 16, 1996
            by and between the Company and Lee S. Rosen. (4)

3(a)(1)	    Copy of Common Stock purchase warrant expiring April 16,
            1999 issued by the Company to Lee S. Rosen was filed as
            Exhibit 4(b)(1) to Exhibit 3(a) hereto. (4)

3(b)	       Copy of Consulting Agreement dated as of August 7, 1996
            by and between the Company and Lee S. Rosen. (5)

3(b)(1) Copy of Common Stock purchase warrant expiring April 16, 1999 issued by the Company to Lee S. Rosen. (5)

3(b)(2)	    Copy of Common Stock purchase warrant expiring August 6,
            1999 issued by the Company to Lee S. Rosen. (5)

4(a)	       Copy of Employment Agreement dated as of September 25,
            1996 by and between the Company and Peter J. Jegou. (6)

4(b)	       Copy of Common Stock purchase warrant expiring August 6,
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

Dated:  January 29, 1997



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