Form 10QSB/A
period 1996-11-30
CREATIVE LEARNING PRODUCTS INC
filed 1997-02-27
CIK 846614

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

Dated:  February 27, 1997



CREATIVE LEARNING PRODUCTS, INC.


By:  /s/ PETER J. JEGOU
     -------------------
     Peter J. Jegou
     President and Chief Executive Officer



By:  /s/ WALTER J. KRZANOWSKI
     -------------------------
     Walter J. Krzanowski
     Treasurer and Chief Financial Officer