Form 10KSB/A
period 1996-05-31
CREATIVE LEARNING PRODUCTS INC
filed 1997-03-17
CIK 846614

<PAGE 1>

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-KSB/A

	[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended May
31, 1996
                    	Commission file number 0-17642
                     CREATIVE LEARNING PRODUCTS, INC.
                     --------------------------------
               (Name of Small Business Issuer in its Charter)

    	New Jersey               	              22-2930106
-------------------------------           -------------------
(State or other jurisdiction of 	         (I.R.S. Employer
Incorporation or Organization) 	          Identification No.)

               150 Morris Avenue, Springfield, NJ     07081
               --------------------------------------------
             (Address of Principal Executive Offices)(Zip Code)

                             (201) 467-0266
              ------------------------------------------------
	             (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                 NONE

Securities registered under Section 12(g) of the Act:

                   Common Stock, no par value
                   --------------------------

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

<PAGE 17>

Item 6.	Management's Discussion and Analysis or Plan of Operations

 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included in Item 7 to this Report.

                   RESULTS OF OPERATIONS
                   ---------------------

SALES

 Sales for fiscal 1996 decreased by $26,531 or 2% as compared with sales for fiscal 1995. The sales decrease was principally due to an increase in the sales of video products offset by a larger decrease in children's products and writing instruments.

GROSS PROFIT

 Gross profit for fiscal 1996 decreased by $143,719 or 18% as compared with gross profit for fiscal 1995. The gross profit margin for fiscal 1996 was 46% as compared with 55% for fiscal 1995. The decline was principally due to sales of videos with lower gross margins and the adjustment of inventory of children's products to the lower of cost or market and net realizable values.

SELLING EXPENSE

 Selling expense decreased for fiscal 1996 by $79,417 or 14% as compared with this expense in fiscal 1995. The decrease was principally due to a shift in expenses from marketing current products to emphasis on gaming projects.

GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses decreased for fiscal 1996 by $165,884 or 8% as compared with these expenses in fiscal 1995, principally due to a reduction in legal and accounting fees.

RESERVE FOR GAMING PROJECTS

 Reserve for gaming projects decreased by $2,614,737 or 89% as compared with reserve for gaming projects in fiscal 1995, primarily due to the termination of the proposed joint venture and

<PAGE 18>

the related theater and play production projects (see the section "Branson Project" in Item 1 to this Report).

OFFICERS' STOCK OPTION EXPENSE

 Officers' stock option expense of $904,688 for fiscal 1995 was due to options granted to officers during the year to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued. No officers' stock option expense was recorded for fiscal 1996.

DEBT CONVERSION EXPENSE

 Debt conversion expense of $398,749 for fiscal 1995 was attributable to debt converted to the Common Stock during the year to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued. No debt conversion expense was recorded for fiscal 1996.

INTEREST EXPENSE

 Interest expense for fiscal 1996 decreased by $9,510 or 13% as compared with interest expense for fiscal 1995. The interest expense decrease was principally due to interest on lower balances of short-term debt in fiscal 1996 offset by interest on the mortgage on property purchased in fiscal 1996.

NAFTA

 The North American Free Trade Act does not have a significant effect on the consolidated operations.

INFLATION

Inflation does not have an impact on the consolidated operations.

LIQUIDITY AND CAPITAL RESOURCES

 CLP's cash position was $541,610 as of May 31, 1996 as compared with $122,249 as of May 31, 1995 or an increase of $419,361. Cash flows from operating activities during fiscal 1996 used cash of $912,046 due to the net loss of $2,008,478 adjusted primarily for depreciation and amortization of $273,849, reserve for gaming projects of $332,424 and an increase in accounts payable of $476,290 offset by a decrease in prepaid expenses and other assets of $102,180.

 During fiscal 1996, CLPI expended $332,423 for gaming projects and $1,491,605 for purchases of property resulting in net cash used in investing activities of $1,824,028.

 The net cash provided by financing activities during fiscal 1996 was $3,155,435, consisting of proceeds of long-term borrowings of $1,072,475, net proceeds of short-term borrowings of $551,000 and proceeds of $1,531,960 from issuances of stock. These proceeds funded operational requirements, gaming project costs and costs of property purchased. Short-term borrowings and operating liabilities of $1,417,902 were converted to Common Stock during fiscal 1996.

<PAGE 19>

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


	CREATIVE LEARNING PRODUCTS, INC.
	Registrant



	By:  /s/ Peter J. Jegou
     ------------------
    	Peter J. Jegou, President


Dated:  March 17, 1997


Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant on March 14, 1997 in the capacities indicated:


	Signatures	                            Title
 ----------                             -----


  /s/  Peter J. Jegou     	            Principal Executive
 --------------------                  Officer and Director
 (Peter J. Jegou)


  /s/ Walter J. Krzanowski 	           Chief Financial Officer
 ------------------------
 (Walter J. Krzanowski)


  /s/ Carol A. Kulina-Jegou 	          Director
  -------------------------
  (Carol A. Kulina-Jegou)