Form 10QSB/A
period 1996-08-31
CREATIVE LEARNING PRODUCTS INC
filed 1997-03-17
CIK 846614

<PAGE 1>

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                         FORM 10-QSB/A

 [X] Quarterly Report under Section 13 or 15(d) of the Securities
                   Exchange Act of 1934

For the fiscal quarter ended August 31, 1996
                             ---------------

                  Commission file number 0-17642


                  CREATIVE LEARNING PRODUCTS, INC.
     (Name of small business issuer as specified in its charter)


 	New Jersey	                          22-2930106
	(State or other jurisdiction of	      (I.R.S. Employer
	incorporation or organization)	       Identification No.)


      150 Morris Avenue, Suite 205, Springfield, NJ, 07081
      ----------------------------------------------------
            (Address of principal executive offices)

                        (201) 467-0266
                        --------------
                   (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No _____
                                                -----


 As of October 4, 1996, 16,642,483 shares of the Common Stock were outstanding.

<PAGE 10>

         CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

Item 2.

     Management's Discussion and Analysis or Plan of Operations

                       RESULTS OF OPERATIONS
                       ---------------------

 The following discussion relates to operations.

SALES

 Sales for the quarter ended August 31, 1996 decreased by $236,019 or 65% as compared with sales for the corresponding prior year period. The decrease was principally due to lower sales volume resulting from increased competition and a shift in emphasis from marketing videos and other products to gaming projects.

GROSS PROFIT

 Gross profit for the quarter ended August 31, 1996 decreased by $143,609 or 67% as compared with gross profit for the corresponding prior year period. Gross profit margin for the quarter ended August 31, 1996 was 55% as compared with 59% for the corresponding year period. The decline was principally due to fixed overhead costs applied to the lower sales volume for the current period.

SELLING EXPENSES

 Selling expenses decreased for the quarter ended August 31, 1996 by $65,624 or 66% as compared with these expenses for the corresponding prior year period. The decrease was principally due to a shift in expenses from marketing videos and other products to emphasis on potential gaming projects which have not as yet produced revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses increased for the quarter ended August 31, 1996 by $25,994 or 6% as compared with these expenses for the corresponding prior year period. The increase was principally due to financial and gaming consulting costs incurred during the current period.

RESERVE FOR INVESTMENT IN GAMING PROJECTS

 Reserve for investment in gaming projects for the quarter ended August 31, 1996 decreased by $18,568 or 25% as compared with this expense for the corresponding prior year period. The decrease was principally due to the reduction of Seneca Facility costs during the current period.

<PAGE 11>

DEBT CONVERSION EXPENSE

 Debt conversion expense of $42,561 for the quarter ended August 31, 1995 was due to debt converted to the Common Stock during the quarter to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued.

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

               LIQUIDITY AND CAPITAL RESOURCES

 CLP's cash position was $670,363 as of August 31, 1996 as compared with $541,610 as of May 31, 1996 or an increase of $128,753. Cash flows from operating activities during the quarter ended August 31, 1996 used cash of $982,597 due to the net loss of $540,786 adjusted for depreciation and amortization of $61,375, reserve for gaming projects of $55,785, an increase in prepaid expenses (principally financial and gaming consulting fees) and other current assets of $437,082, a reduction in accounts payable of $126,074 and a net change in other operating items providing cash of $4,185.

 During the quarter ended August 31, 1996, CLP expended $159,351 for gaming projects as the sole net cash used in investing activities.

 The net cash provided by financing activities during the quarter ended August 31, 1996 was $1,270,701, consisting of net short-term borrowings of $67,657 and proceeds of $1,250,000 from issuances of stock offset by the repayment of long-term debt of $46,956. These proceeds funded operational requirements, gaming project costs and the repayment of debt. Operating liabilities of $109,983 were converted to Common Stock during the quarter ended August 31, 1996.

 The Company received, as of October 4, 1996, $1,400,000 in gross proceeds from private placements and the exercises of warrants. The Company also seeks to receive additional funds from private placements and the exercises of other warrants and options during the balance of fiscal 1997, as to which exercises there can be no assurance. As a result of these sources of funds the Company believes that it has sufficient resources to fund its operations, including those related to the gaming projects, for at least the balance of fiscal 1997. However, there can be no assurance as to when, if at all, the gaming projects and other activities will generate sufficient cash flow from operations so as not to be dependent on additional financing. In addition, to open and operate all aspects of the gaming projects and other activities may require additional financing after fiscal 1997, even if the gaming projects and other activities are then generating

<PAGE 12>

sufficient cash flow from operations to fund CLP's operating requirements, which is not the current projection. Should additional financing be required, there can be no assurance that it will be available or, if available, available on acceptable terms. See the sections "Branson Project", "Gaming Vessel Project" and "Other Gaming Projects" in Item 1 to the Form 10-KSB.

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

Dated: March 17, 1997



CREATIVE LEARNING PRODUCTS, INC.



By:  /s/ PETER J. JEGOU
    -------------------
    Peter J. Jegou
    President and Chief Executive Officer



By:  /s/ WALTER J. KRZANOWSKI
     ------------------------
     Walter J. Krzanowski
     Chief Financial Officer