Form 10QSB/A
period 1996-11-30
CREATIVE LEARNING PRODUCTS INC
filed 1997-03-17
CIK 846614

<PAGE 1>

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                             FORM 10-QSB/A

 [X] Quarterly Report under Section 13 or 15(d) of the Securities
                     Exchange Act of 1934

        For the fiscal quarter ended November 30, 1996
                                     -----------------

                 Commission file number 0-17642


                     CREATIVE LEARNING PRODUCTS, INC.
         ----------------------------------------------------------
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

                          (201) 467-0266
                     --------------------------
                     (Issuer's telephone number)

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

SALES

 Sales for the quarter and six months ended November 30, 1996 decreased by $424,362 or 78% and $660,381 or 73%, respectively, as compared with sales for the corresponding prior year periods. The decreases were principally due to lower sales volume resulting from a shift in emphasis from marketing videos and other products to gaming projects.

GROSS PROFIT

 Gross profit for the quarter and six months ended November 30, 1996 decreased by $177,151 or 69% and $320,760 or 68%, respectively, as compared with gross profit for the corresponding prior year periods. Gross profit margins for the quarter and six months ended November 30, 1996 were 68% and 61%, respectively, as compared with 47% and 52%, respectively, for the corresponding prior year periods. The declines were principally due to fixed overhead costs applied to the lower sales volumes for the current periods.

SELLING EXPENSES

 Selling expenses for the quarter and six months ended November 30, 1996 decreased by $194,750 or 90% and $260,374 or 82%, respectively, as compared with these expenses in the corresponding prior year periods. The decreases were principally due to a shift in expenses from marketing videos and other products to emphasis on potential gaming projects which have not as yet produced revenues.

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

RESERVE FOR GAMING PROJECTS

 Reserve for gaming projects for the quarter and six months ended November 30, 1996 increased by $235,087 or 216% and $216,519 or 630%, respectively, as compared with this expense in the

<PAGE 12>

corresponding prior year periods. The increases were principally due to the adjustment in the prior periods of Seneca
Project costs previously reserved and consulting and other project costs reserved for during the current periods.

WARRANT EXERCISE AND DEBT CONVERSION EXPENSES

 Warrant exercise expense of $250,000 for the quarter and six months ended November 30, 1996 and debt conversion expense of $476,293 and $518,854 for the quarter and six months ended November 30, 1995, respectively, were due to the issuances of the Common Stock during the periods to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued.

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

           LIQUIDITY AND CAPITAL RESOURCES

 CLP's cash position was $112,726 as of November 30, 1996 as compared with $541,610 as of May 31, 1996 or a decrease of $428,884. Cash flows from operating activities during the six months ended November 30, 1996 used cash of $1,473,505 due to the net loss of $1,372,566 adjusted for depreciation and amortization of $122,750, reserve for gaming projects of $182,127, warrant exercise expenses of $292,600, a gain of $211,983 from the sale of an operating division of CLP, an increase in prepaid expenses (principally financial and gaming consulting fees) and other current assets of $440,999 and a net change in other operating items requiring cash of $45,434.

 During the six months ended November 30, 1996, CLP expended $195,744 for gaming projects and $554,331 for the purchase of a vessel for the purpose of converting it into an offshore gaming vessel or an aggregate of $750,075 in net cash used in investing activities.

 The net cash provided by financing activities during the six months ended November 30, 1996 was $1,794,696, consisting of net short-term borrowings of $41,652 and proceeds of $1,800,000 from issuances of stock offset by the repayment of long-term debt of $46,956. These proceeds funded operational requirements, gaming project costs and vessel purchase costs. Operating liabilities of $511,684 were converted to Common Stock during the six months ended November 30, 1996.

<PAGE 14>

 The Company had received, as of December 31, 1996, $1,525,000 in proceeds from private placements and the exercises of warrants. The Company also seeks to receive additional funds from private placements and the exercises of other warrants and options during the balance of fiscal 1997. On January 13, 1997, the Company filed a registration statement under the Securities Act of 1933, as amended, which relates to the resale of the underlying shares of Common Stock to be issued upon the exercise of many of these warrants and options which may encourage exercise by the holders when the registration statement is declared effective. However, there can be no assurance as to when, if at all, and in what amounts these warrants and options may be exercised, especially in view of the current market prices for the Common Stock. As a result of these sources of funds the Company believes that it has sufficient resources to fund its operations, including those related to the gaming projects, for at least the balance of fiscal 1997. However, there can be no assurance as to when, if at all, the gaming projects and other activities will generate sufficient cash flow from operations so as not to be dependent on additional financing. In addition, to open and operate all aspects of the gaming projects and other activities may require additional financing after fiscal 1997, even if the gaming projects and other activities are then generating sufficient cash flow from operations to fund CLP's operating requirements, which is not the current projection. Should additional financing be required, there can be no assurance that it will be available or, if available, available on acceptable terms. See the sections "Branson Project", "Gaming Vessel Project" and "Other Gaming Projects" in Item 1 to the Form 10-KSB.

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