Form 10QSB
period 1997-02-28
CREATIVE LEARNING PRODUCTS INC
filed 1997-04-14
CIK 846614

<PAGE 1>

                U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-QSB

       [X] Quarterly Report under Section 13 or 15(d) of the Securities
                         Exchange Act of 1934

               For the fiscal quarter ended February 28, 1997

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

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  Yes    X      No ______
                                                         _____


       As of April 10, 1997, 19,875,795 shares of the Common Stock were outstanding.

<PAGE 2>

         CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                         Form 10-QSB Index
                         February 28, 1997


                               PART I
                               ------

                                                           	 Page
Item 1.	Financial Statements (Unaudited):	                   Number
                                                             ------

	Consolidated Balance Sheet at February 28, 1997.........   	3

	Consolidated Statements of Operations for the quarters
  ended February 28, 1997 and February 29, 1996..........  		5

	Consolidated Statements of Operations for the nine
  months ended	February 28, 1997 and February 29, 1996...  		6

	Consolidated Statements of Cash Flows for the nine
  months ended February 28, 1997 and February 29, 1996...  		7

	Notes to Financial Statements...........................  		8


Item 2. Management's Discussion and Analysis
		       or Plan of Operations...........................  		12


PART II

Item 1.		Legal Proceedings...............................   	15

Item 2.		Changes in Securities...........................   	15

Item 3.		Defaults Upon Senior Securities.................   	15

Item 4.		Submission of Matters to a Vote of Security
          Holders........................................  		15

Item 5.		Other Information...............................   	15

Item 6.		Exhibits and Reports on Form 8-K................   	15

Signatures...............................................   	18

<PAGE 3>

        CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                  Consolidated Balance Sheet
                     February 28, 1997
                        (Unaudited)


                          	ASSETS

Current Assets:
	Cash.................................................. 		$  73,503
	Accounts receivable - net of allowance for doubtful
  accounts of $5,257...................................    		310,522
	Inventories...........................................     		68,593
	Receivable from officers..............................    		171,841
	Prepaid expenses and other current assets.............      573,008
                                                           ---------
		Total current assets.................................		  1,197,467
                                                           ---------

Property and Equipment:
	Land..................................................  		2,410,452
	Construction in progress..............................    		677,859
	Machinery and equipment...............................     		83,137
	Furniture and fixtures................................       29,672
                                                           ---------
                                                         		3,201,120
	Less accumulated depreciation.........................       86,282
                                                           ---------
		Property and equipment-net...........................		  3,114,838

Other Assets:
	Investment in gaming projects, net of reserve
  of $521,923..........................................      	13,617
	Intangibles, net of accumulated amortization
  of $543,552..........................................     	475,619
	Miscellaneous.........................................        9,890
                                                             -------
		Total other assets...................................	     499,126
                                                             -------

                                                        		$4,811,431
                                                          ----------
                                                          ----------

         See Notes to Unaudited Consolidated Financial Statements.

<PAGE 4>

            CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheet
                           February 28, 1997
                              (Unaudited)


                   	LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
	Current maturities of long-term debt...................		 $  131,255
	Short-term notes payable...............................     		13,681
	Accounts payable.......................................    		578,988
	Accrued expenses and other current liabilities.........      336,899
                                                            ---------
		Total current liabilities.............................		  1,060,823
                                                            ---------

Long-term Debt:
	Long-term debt, less current maturities of $131,255....      869,902
                                                             --------

Stockholders' Equity:
	12% Cumulative redeemable preferred stock (2,000,000
	  shares authorized): Series B, par value $1.00; issued
   and outstanding: none.................................      		-
	Common stock, no par value; authorized: 25,000,000
  shares; issued and outstanding: 19,358,467 shares......	  19,070,351
	Additional paid-in capital..............................  		3,370,741
	Accumulated deficit..................................... (19,560,386)
                                                          ------------
		Total stockholders' equity.............................	   2,880,706
                                                           -----------

                                                         		$ 4,811,431
                                                           -----------


         See Notes to Unaudited Consolidated Financial Statements.

<PAGE 5>


          CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

              Consolidated Statements of Operations
                           (Unaudited)


	                                          Quarter Ended February 28,
                                           --------------------------

                                           	1997	             1996
                                            ----              ----


Net sales.............................    $ 53,717	         $ 354,708
Cost of goods sold....................      15,753	           208,154
                                           --------          ---------

Gross profit.........................        37,964            146,554
                                            -------           --------

Selling expenses.....................        15,756	            64,916
General and administrative expenses..       946,601	           538,098
Reserve for gaming projects..........       61,970		           62,463
Warrant exercise and debt conversion
 expenses............................       161,250             	5,083
Interest expense.....................        26,055	             3,499
                                          ---------            -------
				                                      1,211,632	           674,059
                                          ---------            -------

Net loss...........................    $(1,173,668)	       $ (527,505)
                                       ------------        -----------
                                       ------------        -----------

Net loss per share.................          $(.06)	           $(.05)
                                             ------            ------
                                             ------            ------

        See Notes to Unaudited Consolidated Financial Statements.

<PAGE 6>


          CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations
                          (Unaudited)


	                                        Nine Months Ended February 28,
                                         ------------------------------

                                           	 1997	            1996
                                             ----             ----


Net sales.............................   	$  299,913	     $ 1,261,285
Cost of goods sold....................       111,319	         643,341
                                           ----------      -----------

Gross profit..........................       188,594	         617,944
                                           ----------       ----------

Selling expenses......................         71,379	         380,913
General and administrative expenses...      2,139,152       	1,476,498
Reserve for gaming projects...........        244,097	         	28,071
Warrant exercise and debt conversion
 expenses.............................        411,250         	523,937
Interest expense......................        80,933	           33,765
                                          -----------       ----------
				                                        2,946,811	       2,443,184
                                          -----------       ----------

Net loss from operations..............    (2,758,217)	     (1,825,240)

Gain on disposal of assets............        211,983		           -
                                         ------------     ------------

Net Loss..............................   $(2,546,234)  	  $(1,825,240)
                                         ------------     ------------
                                         ------------     ------------

Net loss per share....................        	$(.16)	          $(.17)
                                               ------           ------
                                               ------           ------


        See Notes to Unaudited Consolidated Financial Statements.

<PAGE 7>

           CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                         	Nine Months Ended February 28,
                                          ------------------------------
                                                1997	          1996
                                                ----           ----
Cash flows from operating activities:
	Net loss.................................    	 $(2,546,234)	  $(1,825,240)
                                                ------------   ------------
	Adjustments to reconcile net loss to net
  cash used in operating activities:
		 Depreciation and amortization..........           176,355	       196,023
		 Reserve for gaming projects............           244,097		       28,071
		 Warrant and debt conversion expenses...           491,200	       523,937
		 Gain on disposal of assets.............         (211,983)	          -
		 Changes to operating assets and
   liabilities:
		  Accounts receivable...................            48,105		     (99,677)
		  Inventories...........................         	(36,479)	         5,482
		  Prepaid expenses and other current
     assets...............................  		     (385,166)	      (29,856)
		  Accounts payable......................           353,676		      328,142
		  Accrued expenses and other current
     liabilities..........................           216,532	       100,049
                                                 -----------    -----------
		   Total adjustments....................           896,337		    1,052,171
                                                 -----------    -----------
		    Net cash used in operating activities       (1,649,897)	     (773,069)

Cash flows from investing activities:
	Increase in gaming projects..............         (257,714)	     (279,939)
	Additions to property and equipment......         (677,859)    (1,491,605)
                                                 -----------    -----------
	  Net cash used in investing activities..         (935,573)	   (1,771,544)
                                                 -----------    -----------

Cash flows from financing activities:
	Repayment of short-term borrowings.......          (55,773)	      (74,000)
	Proceeds from short-term borrowings......           	69,454	       625,000
	Proceeds from long-term borrowings.......               -	       1,072,475
	Repayment of long-term debt..............          (71,318)         	-
	Proceeds from issuances of stock.........         2,175,000	     1,031,960
                                                 -----------     ----------
  Net cash provided by financing activities		      2,117,363	     2,655,435
                                                 -----------     ----------

Net increase (decrease) in cash...........         (468,107)	       110,822
Cash at beginning of the period...........           541,610        122,249
                                                 -----------     ----------
Cash at end of the period.................         $  73,503    	$  233,071
                                                 -----------     ----------
                                                 -----------     ----------

Supplemental disclosure of cash flow
information:
	Cash paid during the period for interest..        $  82,716      $  11,057
                                                   ---------      ---------
                                                   ---------      ---------

Supplemental schedule of non-cash
financing activities:
 Debt and other liabilities converted to
  Common Stock..............................      $  848,060	   $ 1,213,794
                                                  ----------    -----------
                                                  ----------    -----------

<PAGE 8>

          See Notes to Unaudited Consolidated Financial Statements.

           CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

              Notes To Consolidated Financial Statements
                         February 28, 1997
                             (Unaudited)

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

 The operating subsidiaries of the Company sell their products, consisting of educational videos, books, gaming related items and children's paper products, through mail order and through retailers, brokers and distributors. The Company also is attempting to convert to an entity offering gaming facilities, a hotel convention center, a theme park, a time sharing facility and entertainment.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management of the Company, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Results of operations for the quarter and nine months ended February 28, 1997 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified.

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

Note 2 - Gaming Projects and Other Activities

 CLP purchased, on November 13, 1996, a vessel for the purpose of converting it into an offshore gaming vessel. CLP plans to utilize the vessel for gaming cruises originating in Florida and/or New York. CLP is currently negotiating a site in New York where the vessel, when operational, will be docked. CLP is in the initial stages of refurbishing the vessel. The purchase and refurbishing costs incurred through February 28, 1997 have been recorded as Construction in Progress in the amount of $677,859.

<PAGE 9>

 CLP owns 756 acres in Christian County, Missouri, along the main highway between Springfield, Missouri and Branson, Missouri (the "Christian County Site"). Management is of the opinion that the Christian County Site can be used for a time sharing facility, a theme park, a hotel/convention center and/or other activities. Based on management's review of the current real estate market in Christian County, Missouri, management is of the opinion that the Christian County Site can be resold for an amount in excess of the aggregate purchase price.

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

 CLP also continues to explore the possibility of opening and operating other gaming facilities. Consulting and other related project costs have been reserved and charged to operations in the amounts of $61,970 and $244,097 for the quarter and nine months ended February 28, 1997, respectively.

 Effective November 30, 1996, CLP sold all the assets, properties, business and goodwill of an operating division of CLP valued at $373,530 to a public corporation for 2,000,000 shares of the purchaser's common stock valued at $100,000 and the assumption by the purchaser of certain liabilities of such CLP division as of November 30, 1996 valued at $485,313, which resulted in a gain on such disposal of $211,983.

Note 3 - Issuance of Short-term Debt

 During July 1996, the Company entered into unsecured installment loan agreements with two vendors in the aggregate net principal amount of $69,454 at an average annual interest rate of 10.13%. The balances are due in aggregate monthly installments of $7,174, including interest, through April 1997.

Note 4 - Long-term Debt

Long-term debt consisted of the following at February 28, 1997:

	10% note payable due February 28, 1998 (a)	   	$1,001,157
 	Less current portion......................       131,255
                                                ----------

                                                $  869,902
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

<PAGE 10>

Note 5 - Common Stock

 Per share amounts are based upon the weighted average Common Stock shares outstanding of 18,389,000 and 16,370,804 for the quarter and nine months ended February 28, 1997, respectively, and 11,621,822 and 10,642,624 for the quarter and nine months ended February 29, 1996, respectively. Losses per share of Common Stock were computed by dividing the corresponding loss for each period by the weighted average number of shares of Common Stock outstanding for each period. Common stock equivalents are not included because the effect would be anti-dilutive. Fully diluted computations are not shown because all potentially dilutive securities would have an anti-dilutive effect on per share amounts.

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

 On August 7, 1996, the Company entered into a consulting agreement with an individual, which modified a previous agreement dated April 16, 1996. A separate consulting agreement dated April 16, 1996 with a second individual, which included a Common Stock purchase warrant expiring April 15, 1999 to purchase 2,000,000 shares of the Common Stock, was canceled. The terms of the modified consulting agreement were for the individual to perform financial, public relation and gaming related consulting services for a period of two years at a cost of $400,000 and included the issuance of Common Stock purchase warrants expiring April 16 and August 6, 1999, respectively, to purchase, both commencing February 7, 1997, 2,000,000 and 1,000,000 shares, respectively, of the Common Stock both at $.75 per share. The individual also exercised his warrant expiring April 15, 1999 to purchase 1,000,000 shares of the Common Stock at an exercise price of $.75 per share for gross proceeds of $750,000. The individual retained $400,000 in accordance with his consulting agreement and the Company received net proceeds of $350,000. The individual exercised his warrant expiring April 16, 1999 as to 1,600,000 shares of the Common Stock, 500,000 shares at $.25 per share each on October 7, 1996 and January 16, 1997 after the Company waived the prohibition on exercise prior to February 7, 1997 and lowered the exercise price to $.25 per share for such shares, and 600,000 shares at $.50 per share on March 13, 1997 after the Company lowered the exercise price to $.50 per share for such shares.

 On August 22, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to three non-"U.S. persons" in "off-shore transactions", for gross proceeds of $500,000, 1,000,000 shares of the Common Stock.

 On September 4, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $600,000, 1,200,000 shares of the Common Stock and issued a Common Stock purchase warrant expiring September 2, 2001 to purchase

<PAGE 11>

1,000,000 shares of the Common Stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $100,000 to an agent for this offering.On October 10, 1996, the Company issued 100,000 shares of the Common Stock to a creditor for outstanding debt and anticipated future services.

 On November 27, 1996, the Company issued and a creditor accepted 206,991 shares of the Common Stock in satisfaction of outstanding debt of $206,991 due to the creditor as of May 31, 1996.
On December 23, 1996, the Company sold to an investor 100,000 shares of the Common Stock for gross proceeds of $50,000. The Company also issued to the investor 100,000 shares of the Common Stock as designee for services rendered to CLP by a relative of the investor.
On December 26, 1996, an officer of the Company exercised his warrant expiring August 6, 1999 as to 500,000 shares of the Common Stock after the Company waived the prohibition on exercise prior to February 7, 1997 and lowered the exercise price to $.25 per share for such shares.

 During the nine months ended February 28, 1997, the Company issued 132,093 shares of the Common Stock for various services rendered. The stock was valued at the value of the services rendered.

Note 6 - Additional Paid-in Capital

 Various issuances and exercises of warrants of the Common Stock have been accounted for to reflect the excess of the then current market values of the Common Stock over the exercise prices when the warrants and the Common Stock were issued. This has resulted in increases to Additional Paid-in Capital and charges to operations in the amount of $491,200 for the nine months ended February 28, 1997.

Note 7 - Subsequent Events

 On March 3, 1997, an officer of the Company exercised his warrant expiring August 6, 1999 as to 500,000 shares of the Common Stock after the Company lowered the exercise price to $.25 per share for such shares.

<PAGE 12>

          CREATIVE LEARNING PRODUCTS, INC. AND SUBSIDIARIES

Item 2.

         Management's Discussion and Analysis or Plan of Operations

                         RESULTS OF OPERATIONS
                         ---------------------

The following discussion relates to operations.

SALES

 Sales for the quarter and nine months ended February 28, 1997 decreased by $300,991 or 85% and $961,372 or 76%, respectively, as compared with sales for the corresponding prior year periods. The decreases were principally due to lower sales volume with a major customer and from a shift in emphasis from marketing videos and other products to gaming projects.

GROSS PROFIT

 Gross profit for the quarter and nine months ended February 28, 1997 decreased by $108,590 or 74% and $429,350 or 69%, respectively, as compared with gross profit for the corresponding prior year periods. Gross profit margins for the quarter and nine months ended February 28, 1997 were 71% and 63%, respectively, as compared with 41% and 49%, respectively, for the corresponding prior year periods. The changes were principally due to the decreases in sales during the periods which resulted in changes in customer and product mix with higher gross margins.

SELLING EXPENSES

 Selling expenses for the quarter and nine months ended February 28, 1997 decreased by $49,160 or 76% and $309,534 or 81%, respectively, as compared with these expenses in the corresponding prior year periods. The decreases were principally due to a shift in expenses from marketing videos and other products to emphasis on potential gaming projects which have not as yet produced revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses for the quarter and nine months ended February 28, 1997 increased by $408,503 or 76% and $662,654 or 45%, respectively, as compared with these expenses in the corresponding prior year periods. The increases were principally due to financial and gaming consulting expenses and litigation costs incurred during the current periods.

<PAGE 13>

RESERVE FOR GAMING PROJECTS

 Reserve for gaming projects decreased for the quarter and increased for the nine months ended February 28, 1997 by $493 or 1% and $216,026 or 770%, respectively, as compared with this expense in the corresponding prior year periods. The increase was principally due to the adjustment in the prior periods of Seneca Project costs previously reserved and consulting and other project costs reserved for during the current periods.

WARRANT EXERCISE AND DEBT CONVERSION EXPENSES

 Warrant exercise expense of $161,250 and $411,250 for the quarter and nine months ended February 28, 1997, respectively, and debt conversion expense of $5,083 and $523,937 for the quarter and nine months ended February 29, 1996, respectively, were due to the issuances of the Common Stock during the periods to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued.

INTEREST EXPENSE

 Interest expense for the quarter and nine months ended February 28, 1997 increased by $22,556 or 645% and $47,168 or 140%, respectively, as compared with interest expense for the corresponding prior year periods. The increases were principally due to the interest on the mortgage on property purchased in February 1996.

NAFTA

 The North American Free Trade Act does not have a significant effect on the consolidated operations.

INFLATION

 Inflation does not have an impact on the consolidated operations.

LIQUIDITY AND CAPITAL RESOURCES

 CLP's cash position was $73,503 as of February 28, 1997 as compared with $541,610 as of May 31, 1996 or a decrease of $468,107. Cash flows from operating activities during the nine months ended February 28, 1997 used cash of $1,649,897 due to the net loss of $2,546,234 adjusted for depreciation and amortization of $176,355, reserve for gaming projects of $244,097, warrant exercise expenses of $491,200, a gain of $211,983 from the sale of an operating division of CLP, an increase in prepaid expenses (principally financial and gaming consulting fees) and other current assets of $385,166, a decrease in accounts payable and other current liabilities of $570,208 and a net change in other operating items providing cash of $11,626.

 During the nine months ended February 28, 1997, CLP expended
$257,714 for gaming projects and $677,859 for the purchase of a vessel for the purpose of converting it into an offshore gaming vessel or an aggregate of $935,573 in net cash used in investing activities.

<PAGE 14>

 The net cash provided by financing activities during the nine months ended February 28, 1997 was $2,117,363, consisting of net short-term borrowings of $13,681 and proceeds of $2,175,000 from issuances of stock offset by the repayment of long-term debt of $71,318. These proceeds funded operational requirements, gaming project costs and vessel purchase costs. Operating liabilities of $848,060 were converted to Common Stock during the nine months ended February 28, 1997.

 The Company had received, as of February 28, 1997, $2,175,000 in proceeds from private placements and the exercises of warrants. The Company also seeks to receive additional funds from private placements and the exercises of other warrants and options during the balance of fiscal 1997. On January 13, 1997, the Company filed a registration statement under the Securities Act of 1933, as amended, which relates to the resale of the underlying shares of Common Stock to be issued upon the exercise of many of these warrants and options which may encourage exercise by the holders when the registration statement is declared effective. However, there can be no assurance as to when, if at all, and in what amounts these warrants and options may be exercised, especially in view of the current market prices for the Common Stock. As a result of these sources of funds the Company believes that it has sufficient resources to fund its operations, including those related to the gaming projects, for at least the balance of fiscal 1997. However, there can be no assurance as to when, if at all, the gaming projects and other activities will generate sufficient cash flow from operations so as not to be dependent on additional financing. In addition, to open and operate all aspects of the gaming projects and other activities may require additional financing after fiscal 1997, even if the gaming projects and other activities are then generating sufficient cash flow from operations to fund CLP's operating requirements, which is not the current projection. Should additional financing be required, there can be no assurance that it will be available or, if available, available on acceptable terms. See the sections "Branson Project", "Gaming Vessel Project" and "Other Gaming Projects" in Item 1 to the Form 10-KSB.

 As of February 28, 1997 and the date of this filing, there were no commitments for material capital expenditures other than those related to the Christian County Site (see the sections "Branson Project", in
Item 1 and the section "Liquidity and Capital Resources" in Item 6 to the Form 10-KSB). However, the Company currently estimates that it will require approximately $25,000,000 to make the gaming vessel project operational (see Note 2 to Unaudited Consolidated Financial Statements). The Company has retained an investment banker to secure funding for the gaming vessel project.

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

6	        Copy of Agreement dated as of October 18, 1996 by and among the Company, Kards For Kids, Inc. and Nightwing Entertainment Group, Inc.

7	        Copy of Purchase and Sale Agreement dated as of October ___,
          1996 by and among Jerry Ward Cars, Inc., Edward Lockel, Jim's Truck and Equipment, Inc. and Creative Gaming International,
          Inc.
_______________________
(1)	      Filed as an exhibit to the Company's Quarterly Report on Form
          10-QSB for the quarter ended November 30, 1995 and incorporated herein by this reference.

(2)	      Filed as an exhibit to the Company's Annual Report on Form 10-
          KSB for the fiscal year ended May 31, 1996 and incorporated herein by this reference.

(3)	      Filed as an exhibit to the Company's Quarterly Report on Form
          10-QSB for the quarter ended February 29, 1996 and incorporated herein by this reference.

(4)	      Filed as an exhibit to the Company's Registration Statement on
          Form S-8 filed on June 7, 1996 and incorporated herein by this reference.

<PAGE 17>

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

Dated:  April 14, 1997



CREATIVE LEARNING PRODUCTS, INC.



By:  /s/ PETER J. JEGOU
   --------------------
Peter J. Jegou
President and Chief Executive Officer



By:  /s/ WALTER J. KRZANOWSKI
   --------------------------
Walter J. Krzanowski
Treasurer and Chief Financial Officer