Form 10KSB
period 1997-05-31
CREATIVE GAMING INC
filed 1997-10-22
CIK 846614

<PAGE i>

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB

	[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended May 31, 1997

	Commission file number 0-17642

                             CREATIVE GAMING, INC.
                             ---------------------
                 (Name of Small Business Issuer in its Charter)

       New Jersey               	      22-2930106
 -------------------------------     -----------------
	(State or other jurisdiction of 	   (I.R.S. Employer
	Incorporation or Organization)  	   Identification No.)

          150 Morris Avenue, Springfield, NJ	     07081
         ---------------------------------------------------
	        (Address of Principal Executive Offices)	(Zip Code)

                             (973) 467-0266
         ------------------------------------------------
        	(Issuer's Telephone Number, Including Area Code)

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

	The issuer's revenues for its most recent fiscal year were $356,668.

	The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 17, 1997 was $2,650,198.

	The number of shares outstanding of each of the registrant's classes of common equity on October 17, 1997 was 26,290,728 shares of Common Stock, no par value, and no shares of Preferred Stock, $1.00 par value.

               DOCUMENTS INCORPORATED BY REFERENCE

                             NONE

<PAGE 1>

                      CREATIVE GAMING, INC.
                         Form 10-KSB
                 Fiscal Year Ended May 31, 1997


                          Table of Contents
                          -----------------

Part I                                                         	Page
------                                                          ----

Item 1.	Description of Business                           		        2

Item 2.	Description of Property		                                  13

Item 3.	Legal Proceedings		                                        13

Item 4.	Submission of Matters to a Vote of
         Security Holders	                             	           13

Part II
-------

Item 5.	Market for Common Equity and Related Stockholder Matters		 14

Item 6.	Management's Discussion and Analysis or Plan of
         Operations		                                              16

Item 7.	Financial Statements                                     		18

Item 8.	Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure		                     18

Part III
--------
Item 9.	Directors, Executive Officers, Promoters and Control
         Persons;	Compliance with Section 16(a) of the
         Exchange Act	                                            	18

Item 10.	Executive Compensation		                                  20

Item 11.	Security Ownership of Certain Beneficial Owners and
         	Management                                             		22

Item 12.	Certain Relationships and Related Transactions	          	24

Item 13.	Exhibits, Lists and Reports on Form 8-K		                 24

Financial Statements	                                            	F-1

Signatures                                                       		33

<PAGE 2>

                                 PART I

Item 1.	Description of Business
        -----------------------
General

 Creative Gaming, Inc. (the "Company") was incorporated on
August 31, 1988 under the laws of the State of New Jersey to provide management and administrative services to its wholly-owned subsidiaries. The Company and its operating subsidiaries are collectively referred to herein as "CGI." As a result of the change in strategic focus as described in the succeeding paragraph, the Company's Board of Directors sought and obtained shareholders' consent, at the Annual Meeting of Shareholders held on May 8, 1997, to a change in name from Creative Learning Products, Inc. (its name since incorporation) to Creative Gaming, Inc. in order to describe better the future operations of CGI.

 CGI is in the process of converting into a developer of offshore casino gaming vessels, other gaming facilities and entertainment as well as the development of real estate in the Branson, Missouri area. Management's intentions are that the primary future focus of CGI during the fiscal year ending May 31, 1998 ("fiscal 1998") and the ensuing fiscal year will be on utilizing a vessel for gaming cruises originating in New York City (the "Gaming Vessel Project") (see the section "Gaming Vessel Project" in this Item 1 to this Report) conducted on behalf of the Company through CGI Vessel, Inc. ("CGIV"), a wholly-owned subsidiary of the Company incorporated in December 1996. The projects to open, through another wholly-owned subsidiary Creative Gaming International, Inc. ("CGII") incorporated in March 1994 (the "Branson Projects"), a Native American Indian gaming casino near Seneca, Missouri and a hotel/convention center, and a time sharing facility on sites purchased by CGII in Christian County, Missouri are currently at a standstill, while the other Branson Project to present a play in Branson, Missouri has been abandoned (see the section "Branson Projects" in Item 1 to this Report). Assuming that definitive agreements are executed and that the Company obtains necessary governmental approvals and adequate financing, as to none of which there can be any assurance, management believes that the earliest project (i.e., the Gaming Vessel Project) will not begin to produce revenues for CGI until the first half of calendar 1998, if not later, and that the other projects will take approximately one to two years after their resumption to produce revenues, if not longer. There can be no assurance that any of these contemplated timetables will be realized. In addition, the Company has been restructuring its capitalization through the issuance of its equity securities, in private placements and upon the exercise of warrants, and the satisfaction of other indebtedness. See the section "Certain Securities Transactions" in this Item 1 to this Report.

Existing Operations

 As of May 31, 1997, the Company's principal wholly-owned operating subsidiaries were (1) Kards for Kids, Inc. ("KFK"), an original subsidiary of the Company, (2) John Patrick Productions, Inc. ("JPP"), the net assets of which were acquired effective July 1, 1994, (3) CGII and (4) CGIV. CGI's results of operations for the fiscal years ended May 31, 1997 ("fiscal

<PAGE 3>

1997") and 1996 ("fiscal 1996"), which are included in Item 7 to this Report, reflect, in addition to the Company, the consolidated operations of these subsidiaries.

 KFK markets and distributes products for children between the ages of 18 months and 12 years, including stationery, cards, workbooks, paper activity placemats and educational video and audio cassettes. KFK sells its products directly to the consumer and through mail order, retailers and distributors. Management has had preliminary discussions which dealt with a possible sale or license of certain assets relating to KFK business and prior to fiscal 1996 reduced the marketing of such operations to a minimum. However, as of the date of this Report, no commitment to sell had been made nor were there any pending negotiations and KFK operations were producing revenues.

 JPP is engaged primarily in the mail order business with products consisting of instructional video tapes and other products related to gaming.

Gaming Vessel Project

 On November 13, 1996 the Company, through CGII, purchased, for approximately $523,000, a hull for the purpose of converting the hull into an offshore gaming vessel. CGI planned to utilize the vessel for gaming cruises originating in New York (i.e. the Gaming Vessel Project). On March 7, 1997 ownership of the vessel was transferred from CGII to CGIV to account for its operations as a separate entity. Because of the significant costs to be incurred in refurbishing the hull (estimated to be $25,000,000), the Company is considering the leasing or purchasing of a smaller vessel (at a cost estimated to be $7,000,000) which is already usable as a gaming vessel. CGIV would, in such circumstances, defer the refurbishing of the hull pending revenues from the other vessel and/or additional funding in an amount sufficient to fund such costs of refurbishing. CGI is currently evaluating sites in New York to determine where the vessel will be docked. CGI anticipates a vessel to be in service during the first half of calendar 1998, if not later. Certain governmental approvals will be necessary before the vessel can be put into service as a gaming vessel and there can be no assurance that such approvals will be obtained. Management contemplates that, if a vessel is operational and the governmental approvals are obtained, the vessel will offer dining facilities and possibly entertainment. As of May 31, 1997, CGI capitalized approximately $211,000 of costs toward the conversion of the hull into a gaming vessel, and fully charged to operations approximately $153,000 of other costs incurred in the Gaming Vessel Project.

 Because the Gaming Vessel Project, if consummated, can create a revenue stream for CGI at an earlier date than the other contemplated gaming projects (see the sections "Branson Projects" and "Other Gaming Projects" in this Item 1 to this Report), CGI intends to give priority to this project and, if successful, to consider other gaming vessel projects. There can be no assurance that management's expectations will be realized on a timely basis.

Branson Projects

 Commencing in February 1994, CGI sought to initiate various projects in or near Branson, Missouri (in the southwest portion of that State), none of which has come to fruition as of this date and most of which, if not all, may never produce revenues for CGI. The Branson Projects

<PAGE 4>

contemplated construction, financing and managing of one or two
Native American gaming facilities, production of a musical play, purchase of a theater in Branson and the opening of a theme park, a hotel/convention center and time sharing facilities.

 On March 31, 1995, CGII purchased a 37-acre site in Christian County, Missouri which abuts the site referred to in the following paragraph. The purchase price for the land was recorded at $288,664. (A copy of the agreement relating to this purchase is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.)

 On February 28, 1996, CGII purchased a 728-acre site in Christian County, Missouri, abutting approximately two and a half miles along State Highway 65, the main road between Springfield, Missouri and Branson, Missouri. (A copy of the agreement relating to the purchase is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.) The purchase price for the land was recorded at $2,121,788. The sellers of the property hold a mortgage in the original amount of $1,072,475 (see Note 7 to Consolidated Financial Statements in Item 7 to this Report). This property and the property in the preceding paragraph are jointly referred to as the "Christian County Site".

 Management's initial intention was to use a portion of the Christian County Site to construct, finance and manage, under the Indian Gaming Regulatory Act of 1988 (the "IGRA"), a gaming facility for the Eastern Shawnee Tribe of Oklahoma (the "Tribe"). For various reasons, such project has been canceled. However, management was still of the opinion that the Christian County Site could be used for a time sharing facility, a theme park, a hotel/convention center and/or other activities. Management believed that these contemplated facilities, if opened, would have been added attractions to produce revenues from persons otherwise attracted by the other entertainment attractions of Branson, Missouri not operated by CGI. However, the recent shift in emphasis to the Gaming Vessel Project has caused management to temporarily suspend the development of the Christian County Site as initially contemplated. There can be no assurance that CGI will eventually utilize the sites for these purposes. Management believes, based on a recent third party appraisal obtained by the Company, that the current fair value of the Christian County Site supports its carrying value as of May 31, 1997.

 CGII had also entered into a management agreement with the Tribe to construct, finance and manage, pursuant to IGRA, a Class A/Class III gaming facility near Seneca, Missouri (the "Seneca Facility"). (A copy of the management agreement and the related loan agreement with the Tribe are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.) The IGRA creates a three-tiered classification of gaming operations and provides for varying degrees of federal, state and tribal regulation over each class. Class I gaming, over which Indian tribes exercise exclusive regulatory control, consists of social games for minimal prizes or as part of tribal ceremonies or celebrations. Class II gaming includes bingo, pull tabs and other bingo-type games, while Class III gaming includes all other forms of gaming, such as video games, slot machines, table games (i.e., blackjack, craps and roulette) and parimutuel wagering.

 Because of a federal circuit court decision invalidating the statutory right of the Secretary of the Interior to dedicate land in trust for Native American Indian tribes under the Indian Reorganization Act and a pending battle for control of the Tribe, with one of the issues being the

<PAGE 5>

management agreement with CGII, CGII had suspended any further action by it with respect to the Seneca Facility. Depending on developments, CGI will review whether it will attempt to proceed with the project or whether it will seek to recover sums previously advanced to the Tribe (including $120,000 to an affiliate of the Tribe to acquire the site), recognizing that, because the Tribe is a sovereign nation, legal actions against it may be difficult. Even if the Tribe and CGII agree to proceed with the Seneca Facility, as to which there can be no assurance, because of the governmental approvals, it might be two years or more after resumption of the project before revenues could be realized from the Seneca Facility. As of May
31, 1997, all of the costs incurred on the Seneca Facility have been fully charged to operations.

 Because the Gaming Vessel Project, if consummated, can create a revenue stream at an earlier date than any portion of the Branson
Projects, management believes it more prudent to focus its immediate efforts on the Gaming Vessel Project.

 One of the Branson Projects was to purchase a theater in Branson, Missouri and produce a play on the life of Roy Rogers. The rights to the play terminated and the Company contested the safety of the theater with its owner. Accordingly, this aspect of the Branson Projects was terminated during fiscal 1996, although the Company may at a later date seek recovery of $775,000 in option payments relating to the theater, as to which claim there can be no assurance of success. (A copy of the agreement relating to the option and purchase is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference).

 As of May 31, 1996, CGI had fully charged to operations and retired approximately $2,800,000 of costs incurred on portions of the Branson Projects relating to the proposed theater acquisition and joint venture for the Branson Projects.

Other Gaming Projects

 As alternatives or additions to the Gaming Vessel Project and the Branson Projects, CGI has been exploring the possibility of opening and operating other gaming facilities. To assist the Company in seeking and negotiating such opportunities with all the gaming projects, CGI has been using, since May 1995, the services of Harvey Freeman as a consultant. Mr. Freeman was formerly Executive Vice President of the Trump Organization and is familiar with its and other gaming operations. Mr. Freeman intends to serve as President of CGII and CGIV when financing is obtained. There can be no assurance that any Other Gaming Projects will materialize or that thereafter CGI will obtain the necessary financing or governmental approvals to open and operate the same. During fiscal 1997, CGI charged to operations approximately $271,000 of other gaming costs.

Sale of Congress

 Effective November 30, 1996, Nightwing Entertainment Group,
Inc. ("Nightwing") purchased all of the assets with a value of approximately $374,000 and assumed all of the liabilities of approximately $486,000 of Congress Entertainment, an operating division of KFK ("Congress"), for 2,000,000 shares of Nightwing common stock valued at $100,000, pursuant to a purchase agreement dated October 18, 1996 and an assumption agreement dated November 30, 1996 (the

<PAGE 6>

"Sale Agreement"). (Copies of both agreements with Nightwing are filed as exhibits to this Report and are incorporated herein by this reference.) Pursuant to the Sale Agreement, Nightwing was to file a Form 10 and all required reports under the Securities Act of 1934, as amended (the "Exchange Act") and to register under the Securities Exchange Act of 1933, as amended (the "Securities Act"), the Nightwing common stock issued to the Company. Congress was a distributor of quality sell-through pre-recorded video cassettes to schools, libraries, specialty retail chains and the mass merchandising market.

 As part of a payment agreement between George Spitzer & Associates ("Spitzer") and the Company, and in conjunction with the assumption of the Congress liabilities by Nightwing, the Company placed 45,000 shares of the Common Stock in escrow, to be released to Spitzer in four years to the extent that the Congress liability due Spitzer and assumed by Nightwing in the amount of $45,845 is not paid by Nightwing during the four-year period.

 Effective March 1, 1997, because of non-payment of its liability to the Company, Nightwing executed a convertible promissory note payable to the Company (the "Note") in the principal amount of $347,000, at an annual interest rate of 8% and payable in monthly installments of $14,500 commencing March 31, 1997. The principal amount of the Note included the amount due the Company from Nightwing, certain other Congress liabilities assumed by Nightwing that the Company may eventually be required to pay, and the contingent liability to Spitzer related to the Common Stock held in escrow.

 As of the date of this Report, Nightwing has not complied with the Exchange Act reporting and common stock registration provisions of the Sale Agreement, made no payments to the Company, thereby defaulting on the Note, and caused the Company to incur additional expenses. The Company has delivered to Nightwing the required notices of default pursuant to the Note, and is considering its legal alternatives, including the commencement of litigation to recover all related costs and damages of the Company resulting from Nightwing's defaults. As of May 31, 1997, the Company reserved and charged to operations the amounts due from Nightwing.

Former Operations

 In August 1994 substantially all of the inventory, equipment and machinery of Roburn International Corporation, a wholly-owned subsidiary of the Company ("Roburn"), was sold to Modern Mold International, Inc. ("MMII"). MMII waived compliance with Article 6 of the Uniform Commercial Code as adopted in the State of New Jersey (the "Bulk Sales Law") in connection with this transaction. As inducement for such waiver, the Company issued 150,000 shares (the "MMII Indemnity Shares") of the Company's Common Stock, no par value (the "Common Stock"), to MMII's escrow agent. Pursuant to the terms of the escrow, the MMII Indemnity Shares would be released to MMII to the extent necessary to indemnify MMII for any claims brought against it within one year by Roburn's creditors as a result of Roburn's and MMII's failure to comply with the Bulk Sales Law. As of this date, no shares were used for such purpose and the Company has demanded return and cancellation of these shares.

 Also in August 1994 the remaining assets of Roburn were sold to Banker's Pen, Inc., ("Banker's") and arrangements were made to cease the business of Roburn, including making provisions for its creditors. Banker's waived compliance with the Bulk Sales Laws in connection

<PAGE 7>

with Roburn's sale of assets to Banker's. As inducement for such waiver, the Company agreed to indemnify and hold harmless Banker's for all claims of Roburn's creditors, except for the trade creditors' claims, and made available to an escrow agent 150,000 shares of the Common Stock (the "Trade Creditors Shares") for the benefit of the Roburn trade creditors whose claims Banker's had assumed. As of the date of this report, 95,260 of the Trade Creditors Shares had been issued to Roburn trade creditors and 54,740 remained for future distribution.
Richard Danziger, the then President of Roburn, agreed to be responsible for paying the Roburn trade creditors and will receive the balance of the Trade Creditors Shares to the extent not used to satisfy Roburn trade creditors' claims. Mr. Danziger has advised the Company that no further claims will be asserted and has requested that the remaining shares be released to him, which claim the Company is reviewing.

Certain Securities Transactions

 On March 30, April 13, April 19, June 27, and July 21, 1995, the Company issued to two unaffiliated lenders 10% Promissory Notes due the earlier of (1) December 29, 1995, January 12, January 18, March 26 and April 21, 1996, respectively, or (2) a closing of an anticipated private placement as to which the Company's then investment banker was to act as placement agent, in the principal amounts of $400,000, $50,000, $75,000, $200,000 and $100,000, respectively, and Common Stock purchase warrants expiring September 28, October 12, October 18, December 26 and July 20, 2000, respectively, to purchase 50,000, 6,250, 9,375,
20,000 and 12,500 shares, respectively, of the Common Stock, at exercise prices of $2.66, $2.69, $2.47, $2.38 and $2.38 per share, respectively. Effective August 31, 1995, the holders of these notes accepted an aggregate of 851,230 shares of the Common Stock and Common Stock purchase warrants expiring March 5, 1998 (the "March 5 Warrants") to purchase an aggregate of 851,230 shares of the Common Stock at an exercise price of $1.50 per share in full satisfaction of all principal ($825,000) and interest ($26,230) due. Due to the antidilution provisions in the above warrants, as of October 17, 1997, the first set of warrants represented the right to purchase 77,497, 9,687, 14,531, 38,749 and 19,375 shares, respectively, at $1.716, $1.736, $1.594,
$1.536 and $1.536 per share, respectively, and the March 5 Warrants represented the right to purchase an aggregate of 1,249,865 shares at $1.022 per share.

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

 On September 5, September 29, October 31, and November 7, 1995, the Company issued to an unaffiliated lender 10% Promissory Notes due the earlier of (1) June 5, June 27, July 30 and August 6, 1996, respectively, or (2) a closing of an anticipated private placement as to which the Company's then investment banker was to act as placement agent, in the principal amounts of $50,000, $60,000, $25,000 and $100,000, respectively, and Common Stock purchase warrants

<PAGE 8>

expiring February 28, March 27, April 29, and May 6, 2001, respectively, to purchase 6,250, 7,500, 3,125 and 12,500 shares, respectively, of the Common Stock, at exercise prices of $2.19, $2.50, $2.19 and $3.00 per share, respectively. Effective November 30, 1995, the holder of these notes accepted an aggregate of 317,529 shares of the Common Stock and Common
Stock purchase warrants expiring November 29, 2001 (the "November
29 Warrants") to purchase an aggregate of 317,529 shares of the Common Stock at an exercise price of $1.00 per share in full satisfaction of all principal ($235,000) and interest ($3,147) due. Due to the antidilution provisions in the above warrants, as of October 17, 1997, the first set of warrants represented the right to purchase 9,176, 11,012, 4,569 and 18,271 shares, respectively, at $1.491, $1.703, $1.498 and $2.052 per share, respectively, and the November 29 Warrants represented the right to purchase an aggregate of 448,491 shares at $.708 per share.

 On November 30, 1995, the Company, in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), sold to two non-"U.S. persons" in "off-shore transactions", for gross proceeds of $250,000, 250,000 shares of the Common Stock and Common Stock purchase warrants expiring November 29, 1999 to purchase 250,000 shares of the Common Stock at an exercise price of $1.50 per share. The Company paid a private placement fee of $25,000 to an agent for this offering. (The terms "U.S. persons" and "off-shore transactions", as used in this Report, are used as defined in paragraphs (o) and (i), respectively, of Rule 902 of Regulation S under the Securities Act.)

 On December 6, 1995, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $200,000, 200,000 shares of the Common Stock and a Common Stock purchase warrant expiring December 5, 1999 to purchase 200,000 shares of the Common Stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $20,000 to an agent for this offering.

 On January 3, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $100,000, 100,000 shares of the Common Stock and a Common Stock purchase warrant expiring January 2, 2000 to purchase 100,000 shares of the Common Stock at an exercise price of $1.50 per share. The Company paid a private placement fee of $10,000 to an agent for this offering.

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

 On May 31, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $600,000, 1,200,000 shares of the Common Stock and issued a Common Stock purchase warrant expiring May 23, 2001 (the "May 23 Warrant") to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $100,000 to an agent for

<PAGE 9>

this offering. On May 23, 1997, the investor exercised its May 23 Warrant as to 1,000,000 shares of the Common Stock at $.10 per share after the Company lowered the exercise price to $.10 per share. In addition, on May 8, 1997, the Company issued the investor Common Stock purchase warrants expiring November 7, 1997 (the "November 7 Warrant") and May 7, 1999 (the
"May 7 Warrant") for 1,000,000 and 2,000,000 shares of the Common
Stock, respectively, at exercise prices of $.10 and $.175 per share, respectively.

 On May 31, 1996, the holder of an aggregate of $48,000 in principal amount of the Company's 8.5% and 10% Promissory Notes accepted in full settlement of all principal and interest due, an aggregate of 36,525 shares of the Common Stock (4,525 shares in lieu of interest due).

 On August 7, 1996 the Company issued to Peter J. Jegou,
Chairman of the Board, President, and Chief Executive Officer of the Company, as consideration for the officer's services in securing gaming opportunities for CGI and as part of an employment agreement dated as of September 25, 1996 (a copy of which agreement is filed (by incorporation by reference) as an exhibit to this report and is incorporated herein by this reference), a Common Stock purchase warrant expiring August 6, 1999 (the "August 6 Warrant") to purchase 1,500,000 shares of the Common Stock at $.75 per share. On December 26, 1996, Mr. Jegou exercised his August 6 Warrant as to 500,000 shares of the Common Stock after the Company waived the prohibition on exercise prior to February 7, 1997 and lowered the exercise price to $.25 per share for such shares. On March 3, 1997, Mr. Jegou exercised his August 6 Warrant as to 500,000 shares of the Common Stock after the Company lowered the exercise price to $.25 per share and subsequently to $.10 per share for such shares.

 On August 7, 1996, the Company entered into a consulting agreement with Lee S. Rosen which modified a previous agreement dated April 16, 1996. Pursuant to the initial agreement, Mr. Rosen received a Common Stock purchase warrant expiring April 15, 1999 (the "April 15 Warrant") to purchase 1,000,000 shares of the Common Stock at an exercise price of $.75 per share. (Copies of both consulting agreements are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.) A separate consulting agreement dated April 16, 1996 with a second individual, which included a Common Stock purchase warrant expiring April 15, 1999 to purchase 2,000,000 shares of the Common Stock, was canceled. The terms of the modified consulting agreement were for Mr. Rosen to perform financial, public relation and gaming related consulting services for a period of two years at a cost of $400,000 and included the issuance of Common Stock purchase warrants expiring April 16, 1999 (the "April 16 Warrant") and August 6, 1999 (the "Consultant's Warrant"), respectively, to purchase 2,000,000 and 1,000,000 shares, respectively, of the Common Stock both exercisable at $.75 per share. Mr. Rosen also exercised his April 15 Warrant to purchase 1,000,000 shares of the Common Stock at an exercise price of $.75 per share for gross proceeds of $750,000. Mr. Rosen retained $400,000 in accordance with his consulting agreement and the Company received net proceeds of $350,000. Mr. Rosen exercised his April 16 Warrant as to 2,000,000 shares of the Common Stock as follows: 500,000 shares at $.25 per share each on October 7, 1996 and January 16, 1997 after the Company waived the prohibition on exercise prior to February 7, 1997 and lowered the exercise price to $.25 per share for such shares; 600,000 shares at $.50 per share on March 13, 1997 after the Company lowered the exercise price to $.50 per share for such shares; and 400,000 shares at $.25 per share on April 18, 1997 after the Company lowered the exercise price to $.25 per share for such shares. On July 2, 1997,

<PAGE 10>

Mr. Rosen exercised the Consultant's Warrant as to 1,000,000 shares of the Common Stock at an exercise price of $.10 per share after the Company lowered the exercise to $.10 per share.

 On August 22, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to three non-"U.S. persons" in "off-shore transactions", for gross proceeds of $500,000, 1,000,000 shares of the Common Stock.

 On September 4, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $600,000, 1,200,000 shares of the Common Stock and issued a Common Stock purchase warrant expiring September 2, 2001 (the "September 2 Warrant") to purchase 1,000,000 shares of the Common Stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $100,000 to an agent for this offering. On May 6, 1997, the investor exercised its September 2 Warrant as to 1,000,000 shares of the Common Stock at $.10 per share after the Company lowered the exercise price to $.10 per share.

 On October 10, 1996 and May 2, 1997, the Company issued 100,000 shares and 150,000 shares, respectively of the Common Stock to a creditor for outstanding debt and anticipated future services.

 On November 27, 1996, the Company issued, and a creditor accepted, 206,991 shares of the Common Stock in satisfaction of outstanding debt of $206,991 due to the creditor as of May 31, 1996.

 On December 23, 1996, the Company sold to an investor 200,000 shares of the Common Stock for gross proceeds of $50,000.

 On May 2, 1997, the Company issued 1,333,333 shares of the Common Stock to a consultant, Harvey Freeman (see the section "Other Gaming Projects" in this Item 1 to this Report), as an advance towards a bonus to be due upon achievement of a milestone in a gaming project.

 An investor exercised its warrant expiring December 5, 1999 as to 200,000 shares of the Common Stock, 100,000 shares at $.21 per share each on May 2 and May 19, 1997 after the Company lowered the exercise price to $.21 per share. Also, on June 5, 1997 the investor exercised its warrant expiring January 2, 2000 as to 100,000 shares of the Common Stock at $.164 per share after the Company lowered the exercise price to $.164 per share. In addition, on May 21, 1997, the Company issued the investor a Common Stock purchase warrant expiring May 20, 2000 to purchase 300,000 shares of the Common Stock at an exercise price of $.50 per share.

 On September 29, 1997 an investor group purchased 100,000 shares of a to be designated Series C 12% Convertible Redeemable Preferred Stock, $1.00 par value (the "Series C Preferred Stock") of the Company for $100,000. The Company also issued to the group common stock purchase warrants expiring September 29, 1999 to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share. The Purchase Agreement provides that each share of the Series C Preferred Stock is convertible into 46.5 shares of common stock or an aggregate of 4,650,000 shares. Also, on September 29, 1997 the Board of Directors of the Company authorized a one-for-thirty reverse stock split of common stock.

<PAGE 11>

 At the Annual Meeting of the Company on May 8, 1997, the shareholders voted to increase the authorized shares of the Common Stock from 25,000,000 shares to 100,000,000 shares.

 In compliance with commitments given to various persons, on January 13, 1997 the Company filed a registration statement under the Securities Act (the "Registration Statement"), and will proceed to cause the Registration Statement to become effective as soon as practicable after the filing of this Report. The Registration Statement seeks to register the shares issued to certain holders of the Common Stock, the shares of the Common Stock underlying certain Common Stock purchase warrants for issuance by the Company and certain shares for resale by the holders thereof. Most of these shares will only be issued after exercise of Common Stock purchase warrants and stock options. The offer and sale of such shares, depending on the timing thereof, may have an adverse impact on the market price for the Common Stock.

Financing

 On January 21, 1997, the Company signed a letter retaining an investment banker in connection with a proposed public offering of securities up to $20,000,000 for the development and construction of the Gaming Vessel Project. See the section "Gaming Vessel Project" in this Item 1 to this Report. (A copy of this letter is filed as an exhibit to this Report). This source of financing is still pending.

 Management believes that, as a result of the cash flow from operations and the proceeds of $260,000 received through October 17, 1997 in recent offerings of equity and debt financing and potential sales of equity through private placements and exercises of outstanding Common Stock purchase warrants, it will raise sufficient funds to meet its cash requirements during the next 12 months based on its current level of commitments. Should one of the proposed gaming projects require funds for implementation, management believes, based on its discussions with persons in the investment banking community, that any funds required for such a project can be obtained. There can be no assurances that the market price of the Common Stock will be conducive to the exercise of Common Stock purchase warrants and stock options, nor that funds can be obtained to finance a specific project if required will be available and, if available, on acceptable terms.

Governmental Regulation

 CGI, as it attempts to implement the gaming aspects of the Gaming Vessel Project and the Branson Projects (collectively the "Gaming Projects"), assuming definitive agreements are executed, as to which there can be no assurance, will become subject to extensive governmental regulations. In general, both Indian and non-Indian gaming is extensively regulated by the federal, state and, in the case of Indian gaming, tribal governments and authorities and additional regulatory provisions are expected to be adopted as the Indian and non-Indian gaming industries continue to develop. An example of local regulation is the recently adopted legislation of the City of New York with which CGI will have to comply if the vessel is to be docked within the City's limits which is the current intention. Failure of CGI to comply with applicable laws and regulations, whether federal (including IGRA), state, local or tribal, could result in, among other things, CGI not receiving approval of its proposed management agreement with the Tribe or, if approved, the termination of such gaming management agreement or, in the case of the Gaming

<PAGE 12>

Vessel Project, the inability to operate out of New
York City. Because of CGI's intended future dependence on the Gaming Projects for its revenues, any such denial of approval or termination of the agreements would have a material adverse effect on CGI.

Competition

Gaming
------

 The gaming industry, including the development, operation and management of casinos, is highly competitive, especially given the rapid rate at which the industry is expanding. CGI's proposed gaming activities, including offshore gaming and landbased casino development, operation and management, will compete with other forms of gaming and with other entities for gaming opportunities. Any gaming facilities developed, operated or managed by CGI will compete with gaming facilities of varying quality and size that already exist or may be built in the future, including gaming facilities that are part of national or regional chains. Any facilities of CGI will compete with well established gaming operations in various states, including Colorado, Connecticut, Florida, Minnesota, Mississippi, Nevada, New Jersey, New York and South Dakota. It is likely that other states will also approve various forms of gaming. The Company believes that the majority of the companies in the gaming industry, including companies which develop, operate or manage casinos, have available to them substantially greater financial resources with more experienced personnel than the Company. Competition in the future may be affected by periodic overbuilding, which can adversely affect patronage levels, changes in local market conditions, changes in regional and local population and disposable income characteristics, and changes in travel patterns and preferences.

 CGI will also compete with other forms of gaming, including pull tab games, card clubs, parimutuel betting on horse racing and dog racing and state-sponsored lotteries. Finally, CGI will compete with other, non-gaming forms of entertainment.

Other Operations
----------------

 The children's products and mail order business markets, in which the operations of Kards for Kids and JPP, respectively, are concentrated, are all highly competitive markets, in which neither of the entities is a major competitive factor.

Effect on Environmental Regulations

 With the change in CGI's business, CGI does not believe that compliance with federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment will have, in the foreseeable future, any material effect upon the capital expenditures, earnings or competitive position of CGI. Even with respect to its existing and former businesses, CGI does not believe that compliance with such laws and regulations had any material effect on CGI.

Employees

 As of October 17, 1997, CGI employed five persons, all of whom were full time.

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

 To the extent that CGI obtains a partner to operate any of the Gaming Projects, its personnel requirements may be reduced.

Item 2.	Description of Property
        -----------------------

 JPP currently leases 2,800 square feet of space at 150 Morris
Avenue, Springfield, New Jersey pursuant to a lease expiring
March 31, 1998 at a monthly base rental of $3,000.

 As part of the Branson Projects, CGII acquired in Christian
County, Missouri a 37-acre site for $288,664 on March 31, 1995 and a 728-acre site for $2,121,788 on February 28, 1996 (see the section "Branson Projects" in Item 1 to this Report).

 Copies of the leases and other agreements referred to in this
Item 2 to this Report are filed (by incorporation by reference) as exhibits to this Report and are incorporated herein by this reference.

Item 3.	Legal Proceedings
        -----------------

 On July 18, 1995, Westminster Securities Corporation and other plaintiffs ("Westminster") instituted an action in the Supreme Court of the State of New York, New York County, against the Company. The action was settled on April 17, 1997 by the Company with the issuance of 600,000 shares of the Common Stock, which Westminster was to sell over an eight-month period after which the Company would be liable to Westminster to the extent that the aggregate net proceeds from such sales were less $450,000. The 600,000 shares of the Common Stock were sold for net proceeds of $136,760 resulting in a claim against the Company for $313,240.

 There are no pending legal proceedings against the Company and/or its subsidiaries in which the claim for damages, exclusive of interests and costs, exceeds 10% of the current assets of CGI.

Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

(a)	The Annual Meeting of Shareholders was held on May 8, 1997.

(b)	Peter J. Jegou, Carol A. Kulina-Jegou, Robert W.
Berend, Harvey I. Freeman and Lee S. Rosen were elected as directors at the Annual Meeting. Mr. Freeman declined to serve as a director.

(c)	The following proposals were voted upon at the meeting
and the vote with respect to each matter was:

<PAGE 14>

	(1)	Election of directors

    	NOMINEE	                 FOR	               WITHHELD
     -------                  ---                --------
	Peter J. Jegou	           15,996,537	            14,225
 Carol A. Kulina-Jegou	   15,968,537             	42,225
	Robert W. Berend	        15,971,537             	39,225
	Harvey I. Freeman	       15,946,537	             64,225
	Lee S. Rosen            	15,993,537	             17,225

	(2)	Resolution to ratify the appointment by the Board of
     Directors of BDO Seidman, LLP as independent accountants for the fiscal year beginning June 1, 1997.

	FOR:	    15,999,537
	AGAINST:    	10,125
	ABSTAIN:	     1,100

	(3)	Resolution to approve Amendment to Articles of
     Incorporation to effect a change of the name of the Company from Creative Learning Products, Inc. to
     Creative Gaming, Inc.

	FOR:	     15,947,397
	AGAINST:     	62,265
	ABSTAIN:	      1,100

	(4)	Resolution to approve Amendment to Articles of
     Incorporation to increase authorized shares of Common
     Stock from 25,000,000 to 100,000,000:

	FOR:      	15,256,362
	AGAINST:	     132,800
	ABSTAIN:	     621,600

(d)	There was no proxy contest, so that there was no
settlement between the Company and any participant.

                          PART II
                          -------
Item 5.	Market for Common Equity and Related Stockholder Matters
        --------------------------------------------------------

Market Data

The Common Stock trades on the Nasdaq System under the symbol "CLPI".

 Set forth below is the quarterly trading range of the high and low prices for the Common Stock during fiscal 1997 and fiscal
1996 as reported by the National Association of Securities
Dealers, Inc. ("NASD") in the Nasdaq System.

<PAGE 15>

Fiscal 1997:
-----------
                                     	High	       Low
                                      ----        ---
	Quarter Ended:
 -------------

	August 31, 1996	                   $1.969	      $0.844
	November 30, 1996	                  1.313	       0.531
	February 28, 1997                  	0.781	       0.313
	May 31, 1997	                       0.625	       0.219

Fiscal 1996:
-----------
                                     	High	        Low
                                      ----         ---
	Quarter Ended:

	August 31, 1995	                    $3.25       	$2.125
	November 30, 1995	                  3.125	         2.00
 February 28, 1996	                  2.625        	1.563
	May 31, 1996	                        2.00	        0.656


 The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

 The closing sales price of the Common Stock as reported on the Nasdaq System on October 17, 1997 was $.09.

Nasdaq Trading

 As of May 31, 1997, the Company complied with all of the requirements of NASD for continued listing of the Common Stock in the Nasdaq System except that the Company did not meet the Nasdaq maintenance requirement of a minimum bid price for the Common Stock of $1.00 per share. On September 29, 1997 the Board of Directors approved a one-for-thirty reverse stock split which would enable the Company to meet this Nasdaq requirement; however, the Certificate of Amendment to the Certificate of Incorporation effecting the same has not been filed as yet. Even if the result of the reverse stock split is sufficient to raise the bid price of the Common Stock in excess of $1.00 per share, there can be no assurance that the Common Stock will maintain such level. As of May 31, 1997, the Company had continued to meet all of the other maintenance requirements for continued listing of the Common Stock in the Nasdaq System.

 If the Common Stock is delisted from the Nasdaq System at a later date because of a failure then to comply with the NASD's maintenance criteria, the Common Stock would continue to be traded in the over-the-counter market and reported in the NASD's OTC Bulletin Board or in the "pink sheets" as reported by the National Quotation Bureau, Inc. If the Common Stock is so deleted from the Nasdaq System and if, at such time, its bid price is below $5.00 per share (the bid price has been consistently below $5.00 per share since the quarter ended November 30, 1994), the security would become subject to Rule 15g-9 promulgated under the Exchange Act,

<PAGE 16>

which rule imposes additional sales practices requirements on a broker-dealer which sells Rule 15g-9 securities to persons other than the broker-dealer's established customers and institutional accredited investors (as such tern is defined in Rule 501(a) under the Securities Act). For transactions covered under Rule 15g-9, the broker-dealer must make a suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, broker-dealers, particularly if they are market makers in the Common Stock have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act unless the transaction is exempt under Rule 15g-1. Consequently, if the foregoing events occur, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell or to make markets in the Common stock and also may adversely affect the ability of purchasers in this offering to sell their shares in the secondary market.

Holders

 The number of holders of record of the Common Stock as of October 17, 1997 was approximately 230. In addition, the Company, based on copies of annual reports and proxy statements requested in connection with the last Annual Meeting of Shareholders, believes that there are 1,445 beneficial owners of the Common Stock.

Dividends

 The Company has never paid cash or stock dividends and, in view of CGI's history of losses and the cash requirements to launch the Gaming Projects, the Board of Directors does not anticipate payment of dividends in the foreseeable future.

Item 6.	Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------
 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included in Item 7 to this Report.

                         RESULTS OF OPERATIONS
                         ---------------------
SALES

 Sales for fiscal 1997 decreased by $1,105,238 or 76% as compared with sales for fiscal 1996. The decrease was principally due to lower sales volume with a major customer of the Congress operations sold during fiscal 1997 and from the continued shift from marketing videos and other products to the emphasis on gaming projects which have not as yet produced revenues.

GROSS PROFIT

 Gross profit for fiscal 1997 decreased by $432,708 or 65% as compared with gross profit for fiscal 1996. Gross profit margin for fiscal 1997 was 66% as compared with 46% for fiscal 1996. The changes were principally due to the decrease in sales during the period which resulted in changes in customer and product mix with higher gross margins.

<PAGE 17>

SELLING EXPENSES

 Selling expenses for fiscal 1997 decreased by $381,679 or 80% as compared with these expenses for fiscal 1996. The decrease was principally due to a shift in expenses from marketing videos and other products to emphasis on gaming projects which have not as yet produced revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses for fiscal 1997 increased by $233,062 or 14% as compared with these expenses in fiscal
1996. The increase was principally due to financial and gaming consulting expenses incurred during fiscal 1997.

GAMING PROJECTS EXPENSES

 Gaming projects expenses increased for fiscal 1997 by $107,646 or 32% as compared with these expenses for fiscal 1996. The increase was principally due to expenses incurred for the offshore gaming vessel project during fiscal 1997.

SETTLEMENT EXPENSES

 Settlement expenses for fiscal 1997 increased by $729,025 or 816% as compared with these expenses for fiscal 1996. The increase was principally due to litigation settlement awards during fiscal 1997 and related legal fees.

IMPAIRMENT OF INTANGIBLES

 Impairment of intangibles of $229,764 for fiscal 1997 was due to the adjustment of intangibles to their fair value at May 31, 1997 based on undiscounted future cash flows.

LOSS FROM SALE OF OPERATIONS

 Loss from sale of operations of $226,329 for fiscal 1997 was due to the sale of Congress (see the section "Sale of Congress" in Item 1 to this Report).

INTEREST EXPENSE

 Interest expense for fiscal 1997 increased by $74,845 or 123% compared with interest expense for fiscal 1996. The increase was principally due to the interest for the full year during fiscal 1997 on the mortgage on property purchased in February 1996.

NAFTA

 The North American Free Trade Act does not have a significant effect on the consolidated operations.

INFLATION

 Inflation does not have an impact on the consolidated operations.

<PAGE 18>

LIQUIDITY AND CAPITAL RESOURCES

 CGI's cash position was $121,864 as of May 31, 1997 as compared with $541,610 as of May 31, 1996 or a decrease of $419,746. Cash flows from operating activities during fiscal 1997 used cash of $1,787,701 resulting from the net loss of $3,660,180 adjusted for depreciation, amortization and impairment of intangibles of $720,269, payment through the issuances of Common Stock and warrants of settlement, compensation and consulting expenses of $306,877, loss from sale of operations of $226,329 and increases in payables and accruals of $1,004,257 and in prepaid expenses and other assets of $64,965.

 During fiscal 1997, CGII expended $734,491 for gaming vessel costs and a $93,236 net increase in receivables due from an officer resulting in net cash used in investing activities of $827,727.

 The net cash provided by financing activities during fiscal 1997 was $2,195,682, consisting of net proceeds of short-term borrowings of $100,000 and proceeds of $1,050,000 and $1,117,000 from issuances of the Common Stock and exercises of Common Stock purchase warrants, respectively. These proceeds funded operational requirements, deferred consulting costs and costs of property purchased. Liabilities of $932,750 were converted to Common Stock during fiscal 1997.

 Management believes that, as a result of the cash flow from operations and the proceeds of $260,000 received through October 17, 1997 in recent offerings of equity and debt financing and potential sales of equity through private placements and exercises of outstanding Common Stock purchase warrants, it will raise sufficient funds to meet its cash requirements during the next 12 months based on its current level of commitments.

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

Item 7.	Financial Statements
        --------------------

 See accompanying Table of Contents to Consolidated Financial
Statements on page F-1 following Item 13 to this Report.

Item 8.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure
        ------------------------------------------------

Not applicable.

                              PART III
                              --------

Item 9.	Directors, Executive Officers, Promoters and Control
        Persons; Compliance with 	Section 16(a) of the Exchange Act
        -----------------------------------------------------------

<PAGE 19>

Directors and Officers

 As of October 17, 1997, the directors and executive officers of the Company were as follows:

                             	Position(s)	            Year First Became Director
Name	                 Age	    with Company	           or Executive Officer
----                  ---     --------------          -------------------------


Peter J. Jegou	       50	     Chairman of the Board	            1988
                            		of Directors; President and
                            		Chief Executive Officer

Carol A. Kulina-Jegou	48	     Secretary and Director	           1988

Walter J. Krzanowski 	55 	    Treasurer, Chief Financial	       1995
                            		& Chief Accounting Officer

 Mr. Jegou, Ms. Kulina-Jegou, Robert W. Berend, Lee S. Rosen and Harvey I. Freeman were elected as directors by the shareholders at the Annual Meeting held on May 8, 1997. Mr. Freeman declined to serve as a director of the Company. Mr. Rosen resigned as a director effective May 20, 1997 and Mr. Berend resigned as a director effective September 23, 1997. Each director serves until the next Annual Meeting of Shareholders and until his or her respective successor is duly elected and qualifies. Executive officers are elected by the Board to serve at the discretion of the directors. The Company is seeking a person experienced in the gaming industry to serve as the President of CGII and as a director of the Company. There can be, of course, no assurance that the Company will obtain such a person experienced in the gaming industry.

Business History

 Each of Peter J. Jegou and Carol A. Kulina-Jegou has had as his or her principal occupation for more than the past five years an executive position with the Company and/or its then subsidiaries. Effective December 31, 1995, Ms. Kulina-Jegou ceased to serve CGI as an executive officer and an employee.

 Walter J. Krzanowski has been Chief Financial Officer and Chief Accounting Officer of the Company since July 7, 1995. From January to June 1995, Mr. Krzanowski served as an independent consultant providing financial services to the Company. From September 1993 to December 1994, Mr. Krzanowski was self-employed, acting as a consultant to a number of companies providing accounting, financial reporting and data processing services. From April 1986 to August 1993, Mr. Krzanowski held various positions including financial and management information services as Director of Finance for Zenith Laboratories, Inc., a generic pharmaceutical company. Prior to joining Zenith Laboratories, Mr. Krzanowski held various financial positions with Hoffmann-LaRoche, Inc., a major pharmaceutical company, from 1966 to 1986.

<PAGE 20>

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

Compliance with Section 16(a) of the Exchange Act

 Based solely on a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act with respect to fiscal 1997, the Company is not aware of any director or officer of the Company who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 1996 or prior years, except that Peter J. Jegou, an executive officer and a director, who was late in filing two Forms 4, each as to one item in fiscal 1995 and Messrs. Berend and Rosen who subsequently resigned had not filed Form 3 in fiscal 1997. As of May 31, 1997, the Company was not aware of any beneficial owner of 10% or more of the outstanding shares of the Common Stock, which is the only security of the Company registered under Section 12 of the Exchange Act, except for David Slyman as the transferee of Bennett as disclosed in Item 11 to this Report. The Company believes that Mr. Slyman filed late a Form 3 relating to his beneficial ownership in fiscal 1995.

Item 10.	Executive Compensation
         ----------------------

 The Company has not adopted any plan providing for stock appreciation rights, restricted stock, stock options, phantom stock or similar type of stock benefits and has no other long-term incentive plan in effect. The Company has, from time to time, issued to employees of CGI shares of the Common Stock as additional compensation for their services. There was no other executive officer whose compensation exceeded $100,000 in fiscal 1997. As indicated in the ensuing tables, the Chief Executive Officer of the Company has been granted options.

Employment Agreements

 The Company entered into an employment agreement dated as of September 25, 1996 (the "Jegou Employment Agreement"), a copy of which is filed (by incorporation by reference) as an exhibit to this Report and which is incorporated herein by this reference, with Peter J. Jegou to continue to serve as the Company's Chairman, Chief Executive Officer and President. The Jegou Employment Agreement provides for (1) a term commencing August 7, 1996 and terminating August 6, 1999; (2) a base salary at the annualized rate of $200,000; (3) such annual bonus as the Board of Directors in its sole discretion may determine; and (4) the grant of a Common Stock purchase warrant expiring August 6, 1999 to purchase 1,500,000 shares of the Common Stock at an exercise price of $.75 per share (see the section "Options and Warrants to Directors and Officers" in this Item 10 to this Report).

<PAGE 21>

Summary Compensation Table

 The following table sets forth summary compensation information paid or awarded for fiscal 1997, fiscal 1996 and the fiscal year ended May 31, 1995 ("fiscal 1995") by the Company to its Chief Executive Officer and each of CGI's most highly compensated executive officers who served at the end of fiscal 1997 whose total annual salary and bonus exceeded $100,000 (there being none):

<PAGE 21>

                    Annual Compensation                   Long-Term Compensation
                -----------------------------    -----------------------------------------
                                                         Awards            Payouts
                                      Other      -------------------  --------------------
Name and                              Annual                          LTIP
Principle                             Compen-    Restricted  Options  Payouts  All Other
Position        Year   Salary   Bonus sation(1)  Stock Award  (#)       ($)   Compensation
--------        ----   ------   ----- -------    -----------  ------  ------  ------------

Peter J. Jegou,	 1997	 $180,769	   0	  $ 7,197	   1,500,000	    0 	      0	     0
Chief Executive	 1996 	$159,346	   0	  $11,807	      10,000	    0	       0	     0
	               	1995	 $152,957	   0	  $15,921	       0	      550,000	   0	     0
_____________________

(1)	Automobile expenses.


Option Grants for Fiscal Year Ended May 31, 1997

 No grants of stock options were made during fiscal 1997 to the sole executive officer named in the Summary Compensation Table.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Values

 No options were exercised during fiscal 1997 by any person named in the Summary Compensation Table holding options which were eligible to be exercised. The following table sets forth the fiscal 1997 ending option values of the sole executive officer named in the Summary Compensation Table:

                              	       Number of Unexercised	      Value of Unexercised in the
                	Shares	   Value	     Options at FY-End	         	Money Options at FY-End
Name	            Acquired	 Received	  Exercisable/Unexercisable   Exercisable/Unexercisable
----             --------  --------   -------------------------   ---------------------------

Peter J. Jegou    	0        	0	       325,000/	                   $245,000/ (1)
                                     	350,000		                   0
______________________

(1)	Based on the closing price on May 30, 1997 ($.25) as quoted
in the Nasdaq System and reported by NASD.


<PAGE 22>

Compensation to Directors

 No compensation is paid to a director, as such, for his or her services, but, by resolution of the Board of Directors, a fixed sum and expenses for actual attendance at each regular or special meeting of the Board may be authorized.

Options and Warrants to Directors and Officers

 During the past two fiscal years, the Company has issued the Common Stock purchase warrant hereinafter described to Peter J. Jegou, its Chairman of the Board, President and Chief Executive Officer. The exercise price of the warrant was below the fair market value of the Common Stock on the date of grant.

1. On August 7, 1996, the Company granted to Mr. Jegou a Common Stock purchase warrant expiring August 6, 1999 (the "August 6 Warrant") to purchase, commencing February 7, 1997, 1,500,000 shares of the Common Stock at $.75 per share. The consideration for the August 6 warrant was Mr. Jegou's services in developing alternative gaming projects for CGI and as part of an employment agreement dated September 25, 1997.

Item 11.	Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
 The following table sets forth information, as of October 17, 1997, with respect to (1) any person or "group" known to the Company to be the beneficial owner of more than five percent of the Common Stock; (2) each director of the Company; (3) the Chief
Executive Officer of the Company; (4) each other executive officer who earned more than $100,000 in fiscal 1997 (of which there were none); and (5) all directors and executive officers as a group. Each beneficial owner has advised the Company that he or she has sole voting and investment power as to the shares of the Common Stock, except that the warrants and options described in the notes below do not have any voting power until exercised and may not be sold or otherwise transferred except in compliance with the Securities Act.

Name and Address of	      Amount and Nature of
Beneficial Owner         	Beneficial Ownership	         Percent of Class(1)
----------------          --------------------          -------------------

David Slyman	                  5,931,585 (2)	                  18.0%
2019 Ford Road
Sheffield, AL  35660

ZIMCO S.A.	                    4,200,000 (3)	                  13.0%
Rue de Neuchatel 8,
CH-2034
PESEUX, Switzerland

<PAGE 23>

Peter J. Jegou (4)(5)	          1,907,458 (6)                  	6.3%
150 Morris Avenue
Springfield, NJ 07081

Carol A. Kulina-Jegou (5)(7)	   220,000 (8)	                    0.8%
150 Morris Avenue
Springfield, NJ 07081

All directors and	              2,192,458 (6)(8)(9)	            7.2%
executive officers as
a group (3 persons)

_____________________

(1)	The percentages computed in this column of the table are
based upon 29,290,728 shares of the Common Stock outstanding as of October 17, 1997, which amount excludes 150,000 shares (i.e., the MMII Indemnity Shares) held in escrow as security in the event a creditor of Roburn asserts a claim against MMII as the purchaser of the Roburn assets and is not otherwise satisfied (see the section "Former Operations" in Item 1 to this Report). Effect is given, where appropriate, pursuant to Rule 13d-3(d)(3)(i) under the Exchange Act, to shares issuable upon the exercise of options and warrants which are currently exercisable or exercisable within 60 days of October 17, 1997.

(2)	According to a Schedule 13D filed by the holder under the
Exchange Act, the holder acquired the shares reported in the table from Bennett, the purchaser from the Company in the September 1994 private placement. The shares include, after giving effect to the antidilution provisions thereof, 3,681,585 shares of the Common Stock issuable upon the exercise of the Private Placement Warrant which is currently exercisable.

(3)	The shares reported in the table include 3,000,000 shares
issuable upon the exercise of the November 7 Warrant and May
7 Warrant, both of which are currently exercisable.

(4)	A director, Chairman of the Board, President and Chief
Executive Officer of the Company.

(5)	Peter J. Jegou and Carol A. Kulina-Jegou are husband and
wife.

(6)	The shares reported in the table include those issuable upon the exercise of an option expiring May 18, 1999 to purchase
125,000 shares of the Common Stock, the Loan Option to purchase 150,000 shares of the Common Stock, the Gaming
Option to purchase 50,000 shares of the Common Stock, a warrant expiring one year after the effective date of a related registration statement of the Company to be filed to purchase 16,000 shares of the Common Stock, a warrant acquired in a February 1992 private placement and expiring
April 29, 1998 to purchase, after giving effect to the antidilution provisions thereof, 264,508 shares, and a Common Stock purchase warrant expiring August 6, 1999

<PAGE 24>

to purchase 500,000 shares of the Common Stock, all of which are currently exercisable. The shares reported in the table do not include (a) 350,000 shares issuable upon the exercise of the Gaming Option as to which the Gaming Option is not currently exercisable or exercisable within 60 days of October 17, 1997, and (b) 3,856 shares of the Common Stock to be issued to Mr. Jegou in lieu of any claim by him to accumulated but undeclared and unpaid dividends on the Series A Preferred Stock, 51,412 shares of which he converted as of May 31, 1994 into 12,853 shares of the Common Stock.

(7)	A director and the Secretary of the Company.

(8)	The shares reported in the table include those issuable upon the exercise of the Retirement Option to purchase 50,000 shares of the Common Stock, which Option became exercisable only on her retirement on December 31, 1995.

(9)	The amount reported in the table reflects (a) 50,000 shares
of the Common Stock and (b) 15,000 shares of the Common
Stock issuable upon the exercise of an option expiring July
6, 2000, owned by another executive officer of the Company.

Item 12.	Certain Relationships and Related Transactions
         ----------------------------------------------

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

Item 13.	Exhibits and Reports on Form 8-K
         --------------------------------

(a)	Exhibits

	All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act or a periodic report filed by the Company pursuant to Section 13 or 15(d) of the Exchange Act. If no footnote reference is made, the exhibit is filed with this Report.

<PAGE 25>

Number Exhibit
------ -------

2(a)	  Copy of Agreement and Plan of Reorganization dated as
of May 27, 1994 by and among the Company, Creative
Crafts Acquisition Corporation, a subsidiary of the Company, John Patrick Productions, Inc., John Patrick,
Dwight F. Davis and Frederick P. Ost. (1)

3(a)	Copy of Certificate of Incorporation as initially filed
on August 31, 1988. (2)

3(a)(1)	Copy of Amendment to Certificate of Incorporation filed
on December 30, 1988. (2)

3(a)(2)	Copy of Amendment to Certificate of Incorporation filed
on September 12, 1991. (3)

3(a)(3)	Copy of Certificate of Designations and Preferences of
the Series A Preferred Stock filed on September 12,
1991. (3)

3(a)(4)	Copy of Amendment to Certificate of Incorporation filed
on May 22, 1992. (3)

3(a)(5)	Copy of Amendment to Certificate of Incorporation filed
on June 23, 1992. (3)

3(a)(6)	Copy of Amendment to Certificate of Incorporation filed
on August 25, 1993. (3)

3(a)(7)	Copy of Amendment to Certificate of Incorporation filed
on January 26, 1994. (4)

<PAGE 25>

3(a)(8)	Copy of Certificate of Designations and Preferences of
the Series B Preferred Stock filed on August 12, 1994.
(1)

3(a)(9)	Copy of Amendment to Certificate of Designations and
Preferences of the Series B Preferred Stock filed on
February 14, 1995. (4)

3(a)(10)	Copy of Amendment to Certificate of Incorporation filed
on May 22, 1997.

3(b)	Copy of Amended and Restated By-Laws as adopted by
shareholders on January 12, 1994. (4)

4(a)	Specimen of Common Stock certificate. (4)

10(a)	Form of Warrant Agency Agreement dated as of April 27,
1989 between the Company and Continental Stock Transfer &
Trust Company as Warrant Agent. (2)

10(a)(1)	Form of Common Stock Purchase Warrant issued in
connection with February 1992 private placement. (1)

	The Company's Common Stock Purchase Warrants expiring
April 4, 1997, January 24, 1999, April 15, 1999, April
16, 1999, August 6, 1999, September 18, 1999, November
29, 1999, December 5, 1999, January 2, 2000, March 15,
2000, September 11, 2000, May 23, 2001, September 2,
2001, October 25, 2001 and January 23, 2002 are substantially identical tot he form of Common Stock
Purchase Warrant filed as Exhibit 4(b) hereto except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to Instruction 2 to Item 601 of regulation S-K under the securities Act are not individually filed.

10(b)	Copy of Purchase Agreement dated as of February 6, 1991
among the Company and the purchasers listed therein.
(4)

10(b)(1)	Form of 10% Convertible Note due March 1, 1996 of the
Company is Exhibit B to Exhibit 10(b) hereto. (4)

<PAGE 26>

10(c)	Form of Common Stock Purchase Warrant issued in
connection with February 1992 private placement. (1)

10(d)	Form of 10% Note due April 29, 1995 of the Company. (3)

10(d)(1)	Form of Common Stock Purchase Warrant expiring April
29, 1998 issued by the Company. (3)

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

10(e)	Copy of Placement Agent Agreement dated April 30, 1993
by and between the Company and Westminster Securities
Corporation ("Westminster"). (3)

10(e)(1)	Copy of letter agreement dated March 17, 1994 between
the Company and Westminster as placement agent. (4)

10(e)(2)	Form of Note Purchase Agreement dated May 1, 1993 among
the Company and the listed purchasers. (3)

10(e)(3)	Form of 10% Convertible Promissory Note due April 30,
1995 of the Company is Exhibit B to Exhibit 10(e)(2)
hereto. (3)

10(e)(4)	Copy of Security Agreement dated as of May 1, 1993 by
and between Roburn International Corporation, a subsidiary of the Company ("Roburn"), and Westminster as designated agent for the Noteholders. (3)

10(e)(5)	Copy of Warrant Agreement dated May 1, 1993 among the
Company, Westminster, as agent, and the warrant holders to be named. (5)

10(e)(6)	Form of Common Stock Purchase Warrant expiring April
30, 1995 issued by the Company. (3)

10(e)(7)	Copy of letter dated June 8, 1994 from the Company to
Westminster extending expiration date of Warrant filed as Exhibit 10(e)(6) hereto to April 30, 1996. (1)

10(e)(8)	Form of Common Stock Purchase Warrant expiring April
30, 1995 issued by the Company to the Westminster designees is the same as Exhibit 10(e)(6) hereto. (3)

<PAGE 27>

10(e)(9)	Copy of Option expiring April 30, 1995 issued by the
Company to the Westminster designees. (1)

10(e)(10)	Copy of letter dated February 10, 1995 to Westminster's
counsel confirming that extension of expiration date from April 30, 1995 to April 30, 1996 effected by
Exhibit 10(e)(7) hereto was also intended to apply to the Warrants and Options, copies of which are filed as Exhibits 10(e)(8) and 10(e)(9) hereto. (5)

10(f)	Copy of Placement Agent Agreement dated as of May 27,
1993 by and between the Company and Royce Investment
Group, Inc. ("Royce"). (6)

10(g)	Form of 10% Promissory Note dated October 8, 1993
issued by the Company. (7)

10(g)(1)	Copy of Consent dated October 13, 1994 exchanging Note
filed as Exhibit 10(g) hereto for shares of the Common
Stock of the Company and a Common Stock Purchase
Warrant expiring March 7, 1998 (the "Noteholders
Warrant"). (1)

10(h)	Copy of Purchase Agreement dated as of February 28,
1994 among the Company and the purchasers listed therein. (4)

10(h)(1)	Form of 8% Convertible Note due August 31, 1994 of the
Company is Exhibit A to Exhibit 10(h) hereto. (4)

10(h)(2)	Copies of Consents dated October 13, 1994 exchanging
Notes filed as Exhibit 10(h)(1) hereto for shares of the Common Stock of the Company and Noteholders
Warrants. (1)

10(i)	Copy of 8% Promissory Note due June 20, 1995. (1)

10(i)(1)	Copy of Letter dated June 20, 1994 modifying Warrants
expiring July 20, 1995 and July 20, 1997 hereto for one of the holders. (1)

10(i)(2)	Copy of Consent dated October 13, 1994 exchanging Note
filed as Exhibit 10(i) hereto for shares of the Common
Stock of the Company and a Noteholders Warrant. (1)

10(j)	Copy of Option expiring May 18, 1999 issued by the
Company to Peter J. Jegou. (2)

	The Company's Options expiring June 8, 1999, June 12, 1999, November 6, 1999 and July 6, 2000 are substantially identical to the form of Option filed (by incorporation by reference) as Exhibit 4(f) hereto except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to Instruction 2 to Item
601 of Regulation S-K under the Securities Act are not individually filed.

10(k)	Copy of 10% Promissory Note due March 26, 1996. (7)

10(k)(1)	Copy of Letter dated August 31, 1995 exchanging  Note
filed as Exhibit 10(k) hereto for shares of the Common
Stock of the Company and a Common Stock purchase warrant expiring March 5, 1998 (the "March 5 Warrant"). (7)

10(l)	Copy of 10% Promissory Note due September 7, 1995 (and
subsequently extended to November 7, 1995). (7)

<PAGE 28>

10(m)	Copy of 10% Promissory Note due December 29, 1995. (5)

10(m)(1)	Copy of 10% Promissory Note due January 12, 1996. (5)

10(m)(2)	Copy of 10% Promissory Note due January 18, 1996. (5)

10(m)(3)	Copy of the 10% Promissory Note due April 21, 1996. (5)

10(m)(4)	Copy of Letter dated August 31, 1995 exchanging Notes
filed as Exhibits 10(m), 10(m)(1), 10(m)(2) and

10(m)(3) for shares of the Common Stock of the Company and a March 5 Warrant. (5)

10(n)	Copy of 10% Promissory Note due June 5, 1996.  (8)

10(n)(1)	Copy of 10% Promissory Note due June 27, 1996. (8)

10(n)(2)	Copy of 10% Promissory Note due July 30, 1996. (8)

10(n)(3)	Copy of 10% Promissory Note due August 6, 1996. (8)

10(n)(4)	Copy of Letter dated November 30, 1995 exchanging 10%
Promissory Notes (filed as Exhibits 10(n), 10(n)(1),

10(n)(2) and 10(n)(3) for shares of the Common Stock and a Common Stock Purchase Warrant expiring March 5,
1998. (8)

10(o)	Copy of Consulting Agreement dated as of April 16, 1996
between the Company and Lee S. Rosen. (9)

10(o)(1)	Copy of Consulting Agreement dated as of August 7, 1996
between the Company and Lee S. Rosen. (10)

10(p)	Copy of Lease dated January 1, 1989 by Peter J. Jegou
and Carol A. Jegou to the Company for the premises located at 3567 Kennedy Road, South Plainfield, New
Jersey together with amendments dated June 1, 1990 and March 1, 1991. (3)

10(p)(1)	Copy of Mortgage dated December 19, 1989 by Peter J.
Jegou and Carol A. Jegou to The Howard Savings Bank with respect to property located at 3567 Kennedy Road, South Plainfield, New Jersey. (3)

10(p)(2)	Copy of Guaranty by the Company dated June 20, 1990 of
payment by Peter J. Jegou and Carol A. Jegou under
Mortgage dated December 19, 1989 by Peter J. Jegou and
Carol A. Jegou to The Howard Savings Bank. (3)

10(p)(3)	Copy of Contract dated June 10, 1993 between Peter J.
Jegou and Carol A. Jegou, as seller, and Robert
Mikuski, as buyer of property located at 3567 Kennedy
Road, South Plainfield, New Jersey. (3)

10(q)	Copy of letter agreement dated February 28, 1994
between the Company and Bauer Cohen Company, Inc.
("Bauer Cohen"). (4)

10(q)(1)	Copy of letter agreement dated February 26, 1994
between Bauer Cohen and The Eastern Shawnee Tribe of
Oklahoma. (1)

10(q)(2)	Copy of letter agreement dated March 1, 1994 between FK
Capital, Inc. and Bauer Cohen. (1)

<PAGE 29>

10(q)(3)	Copy of letter agreement dated June 9, 1994 between the
Company and Bauer Cohen. (1)

10(q)(4)	Copy of letter agreement dated August 4, 1994 between
the Company and Bauer Cohen. (1)

10(r)	Copy of Option to Purchase Real Estate dated March 28,
1994 by and between Five Star Productions, Inc., as
Optionor, and Edward H. Cohen and Peter Jegou, as
Optionees. (1)

10(s)	Copy of Real Estate Contract dated March 16, 1994
between Peter Jegou and Edward Cohen, as Buyer, and
Cook Hollow Company, as Seller. (1)

10(s)(1)	Copy of Special Agreements Addendum dated March 17,
1994 to Exhibit 10(s) hereto. (1)

10(s)(2)	Copy of Change Addendum dated November 17, 1994 to
Exhibit 10(s) hereto. (1)

10(s)(3)	Copy of Letter dated December 13, 1995 extending option
terms of Exhibit 10(s) hereto. (11)

10(s)(4)	Copy of Letter dated January 5, 1995 extending option
terms of Exhibit 10(s) hereto. (11)

10(s)(5)	Copy of Assignment dated as of January 5, 1996 between
Creative Gaming Joint Venture, Creative Gaming
International, Inc. ("Creative Gaming") and the
Company. (11)

10(s)(6)	Copy of Agreement dated February 28, 1996 between Cook
Hollow Company as Seller, and Creative Gaming and the
Company as Buyer. (11)

10(s)(7)	Copy of Promissory Note dated February 28, 1996 from
Creative Gaming to Cook Hollow Company is Exhibit B to
Exhibit 10(s)(6) hereto. (11)

10(s)(8)	Copy of Future Advance Obligation Wraparound Deed of
Trust dated as of February 28, 1996 between Creative
Gaming, Gary A. Powell, as Trustee, and Cook Hollow
Company is Exhibit C to Exhibit 10(s)(6) hereto. (11)

10(s)(9)	Copy of Wraparound Mortgage Agreement effective
February 28, 1996 between Creative Gaming as Borrower, and Cook Hollow Company, as Lender, is Exhibit D to
Exhibit 10(s)(6) hereto. (11)

10(s)(10)	Copy of Indemnity Agreement effective February 28, 1996
among Creative Gaming and the Company, as Indemnitors, and Cook Hollow Company, as Indemnitee, is Exhibit E to
Exhibit 10(s)(6) hereto. (11)

10(s)(11)	Copy of Standstill Agreement effective June 22, 1996
between Cook Hollow Company, as Seller, and Creative
Gaming, as Buyer.

10(t)	Management Agreement dated as of October 20, 1995
between Eastern Shawnee Tribe of Oklahoma (the "Tribe") and Creative Gaming. (8)

<PAGE 30>

10(t)(1)	Option Agreement dated as of November 8, 1995 between the
Tribe and CGI. (8)

10(t)(2)	Copy of Letter dated December 13, 1995 extending option
terms of Exhibit 10(t) hereto. (8)

10(t)(3)	Copy of Loan Agreement relating to Exhibit 10(t)
hereto. (12)

10(u)	Copy of Lease dated February 26, 1993 between MAP
Investment Co., as landlord, and John Patrick
Productions, Inc., as tenant. (1)

10(u)(1)	Copy of Lease dated May 13, 1995 between Rambo Realty,
Inc., as landlord, and John Patrick Productions, Inc., as tenant. (5)

10(v)	Copy of Agreement dated June 13, 1994 between Roburn
and National Pen Corporation (later changed to Modern
Mold International, Inc. ("MMII")). (1)

10(v)(1)	Copy of Amendment No. 1 to the Agreement filed as
Exhibit 10(v) hereof. (1)

10(v)(2)	Copy of Amendment No. 2 dated August 8, 1994 to the
Agreement filed as Exhibit 10(v) hereof. (1)

10(v)(3)	Copy of Amendment No. 3 dated October 6, 1994 to the
Agreement filed as Exhibit 10(v) hereof. (1)

10(v)(4)	Copy of Escrow Agreement dated July 25, 1994 among
Mission Valley Escrow, MMII and Roburn. (1)

10(v)(5)	Copy of Amendment No. 1 dated August 8, 1994 to the
Escrow Agreement filed as Exhibit 10(v)(4) hereof. (1)

10(v)(6)	Copy of Amendment No. 2 dated October 6, 1994 to the
Escrow Agreement filed as Exhibit 10(v)(4) hereof. (1)

10(w)	Copy of Agreement dated August 15, 1994 among Banker's
Pen, Inc. ("Banker's), the Company and Roburn. (1)

10(w)(1)	Copy of Agreement dated as of August 15, 1994 among
Richard Danziger, the Company and Roburn. (1)

10(w)(2)	Copy of Agreement dated August 10, 1994 among Richard
Danziger, the Company and Roburn. (1)

10(w)(3)	Copy of Escrow Agreement dated August 9, 1994 among the
Company, Roburn, Richard Danziger and Uscher, Quiat,
Uscher & Strull as Escrow Agent. (1)

10(w)(4)	Copy of Agreement dated August 15, 1994 among the
Company, Banker's, Richard Danziger and Gold. (1)

10(x)	Copy of Agreement dated January 11, 1994 among Congress
Entertainment, Ltd., Charles Staley, Barry Hirschberg,
Hirschberg Productions, Inc., the Company, and Kards for Kids. (1)

10(x)(1)	Copy of Agreement dated January 11, 1994 between
Hirschberg Productions, Inc. and Kards for Kids. (1)

<PAGE 31>

10(x)(2)	Copy of Employment Agreement effective as of January
11, 1994 between Charles Staley and Kards for Kids. (1)

10(x)(3)	Copy of Consulting Agreement effective as of January
11, 1994 between Barry Hirschberg and Kards for Kids. (1)

10(x)(4)	Copy of Letter Agreement dated January 11, 1994 among
Barry Hirschberg, Charles Staley and Kards for Kids. (1)

10(x)(5)	Copy of Lease dated June 30, 1995 between Grant Holmes,
Inc., as landlord, and Congress Entertainment, Ltd., as tenant. (5)

10(x)(6)	Copy of Agreement dated October 18, 1996 by and among
the Company, Kards for Kids, Inc. and Nightwing
Entertainment Group, Inc. (14)

10(y)	Copy of Trademark License Agreement dated January 15,
1987 between Carol Kulina-Jegou and Kards for Kids,
Inc. (2)

10(z)	Copy of Real Estate Sales Contract dated April 11, 1994
between Peter J. Jegou and Edward Cohen, Buyer, and
Wayne and Levita Lindsey, Seller. (2)

10(aa)	Copy of Subscription Agreement dated January 25, 1995
between Shirley A. Walker and the Company. (5)

10(bb)	Copy of Purchase and Sale Agreement dated as of October
__, 1996 by and among Jerry Ward Cars, Inc., Edward
Lockel, Jim's Truck and Equipment, Inc. and CGI. (14)

10(bb)(1)	Copy of Sale Agreement dated March 7, 1997 between
Creative Gaming and CGI Vessel, Inc.

10(cc)	Copy of Employment Agreement dated as of September 25,
1996 by and between the Company and Peter J. Jegou. (13)

21		List of Subsidiaries of the Company. (5)
______________________________

(1)	Filed as an exhibit to the Company's Annual Report on
Form 10-KSB for the fiscal year ended May 31, 1994 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's Registration
Statement on Form S-18, File No. 33-27027, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company's Annual Report on
Form 10-KSB for the fiscal year ended May 31, 1993 and incorporated herein by this reference.

(4)	Filed as an exhibit to the Company's Quarterly Report
on Form 10-QSB for the quarter ended February 28, 1994 and incorporated herein by this reference.

(5)	Filed as an exhibit to the Company's Annual Report on
Form 10-KSB for the fiscal year ended May 31, 1995 and incorporated herein by this reference.

<PAGE 32>

(6)	Filed as an exhibit to the Company's Current Report on
Form 8-K dated July 21, 1993 and incorporated herein by this reference.

(7)	Filed as an exhibit to the Company's Quarterly Report
on Form 10-QSB for the quarter ended August 31, 1993 and incorporated herein by this reference.

(8)	Filed as an exhibit to the Company's Quarterly Report
on Form 10-QSB for the quarter ended November 30, 1995 and incorporated herein by this reference.

(9)	Filed as an exhibit to the Company's Registration
Statement on Form S-8 filed on June 7, 1996 and incorporated herein by this reference.

(10)	Filed as an exhibit to the Company's Registration
Statement on Form S-8, File No. 333-13343, and incorporated herein by this reference.

(11)	Filed as an exhibit to the Company's Quarterly Report
on Form 10-QSB for the quarter ended February 29, 1996 and incorporated herein by this reference.

(12)	Filed as an exhibit to the Company's Annual Report on
Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by this reference.

(13)	Filed as an exhibit to the Company's Registration
Statement on Form S-8, File No. 333-13847, and incorporated herein by this reference.

(14)	Filed as an exhibit to the Company's Quarterly Report
on Form 10-QSB for the quarter ended November 30, 1996 and incorporated herein by this reference.

(b)		Reports on Form 8-K

<PAGE 32>

		There were no current Reports on Form 8-K filed during the quarter ended May 31, 1997.

<PAGE 33>

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 	CREATIVE GAMING, INC.
                                            	Registrant



                            	By:      /s/ Peter J. Jegou
                                 -------------------------
                                	Peter J. Jegou, President


Dated:  October 20, 1997


Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant on October 20, 1997 in the capacities indicated:


	Signatures	Title


/s/ Peter J. Jegou    	            Principal Executive
-------------------                Officer and Director
   (Peter J. Jegou)


/s/ Walter J. Krzanowski 	         Treasurer and
------------------------           Chief Financial Officer
   (Walter J. Krzanowski)


/s/ Carol A. Kulina-Jegou         	Director
-------------------------
   (Carol A. Kulina-Jegou)

<PAGE F-1>

                  CREATIVE GAMING, INC. AND SUBSIDIARIES

             TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Indenpendent Certified Public Accountants           F-2

Consolidated Balance Sheet as of May 31, 1997                 F-3

Consolidated Statement of Operations-
 Years Ended May 31, 1997 and 1996                            F-5

Consolidated Statements of Stockholders' Equity-
 Years Ended May 31, 1997 and 1996                            F-6

Consolidated Statements of Cash Flows-
 Years Ended May 31, 1997 and 1996                            F-7

Notes to Consolidated Financial Statements                    F-8


<PAGE F-2>

Report of Independent Certified Public Accountants

Stockholder of
 Creative Gaming, Inc.
Springfield, New Jersey

We have audited the accompanying consolidated balance sheet of Creative Gaming, Inc. and Subsidiaries (formerly Creative Learning Products, Inc.) as of May 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and peform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and estimates made by management, as well as evaluating the overall consolidated finacial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying consolidated finacial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial recurring losses from operations and has a deficit in working capital at May 31, 1997. The Company has been dependent on sales of equity securities and exercises of warrants to meet its cash flow requirements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainty of the Company's ability to continue as a going concern, as discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on these financial statements.

/s/ BDO Seidman, LLP
--------------------
    BDO Seidman, LLP

New York, New York

October 20, 1997

<PAGE F-3>

              CREATIVE GAMING, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheet
                         May 31, 1997



                           	ASSETS

Current assets:
	Cash		                              $  121,864
	Accounts receivable - net of
  allowance for doubtful
  accounts of $4,792	                   	27,944
	Inventories (Note 4)                   	56,168
	Prepaid expenses and other current
  assets	(Note 3)                       159,171
 		Total current assets		               365,147

Property and equipment:
	Land		                               2,410,452
	Gaming vessel                        		734,491
	Furniture and equipment, net		          23,326
                                      ---------
 		Net property and equipment		       3,168,269
                                      ---------

Other assets:
	Receivable from officer (Note 5)       182,364
	Deferred consulting expenses
  (Note 11b)		                          321,404
	Intangibles, net of accumulated
  amortization of $594,511	      	      194,896
                                       --------
 		Total other assets	           	      698,664
                                       --------

                                 				$4,232,080
                                     ==========


See Notes to Consolidated Financial Statements.

<PAGE F-4>

               CREATIVE GAMING, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheet
                         May 31, 1997


           	LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
	Short-term loan (Note 6)	                    	$      94,099
	Accounts payable, accrued expenses
  and other liabilities                              591,928
	Payable and accrued settlement
  expenses (Notes 9b)                                366,925
	Payable and accrued legal fees	                     409,518
 Payable and accrued taxes                          	220,863
	Collateralized legal fees payable
  (Note 11c)	                     	                  156,250
                                                  ----------
 		Total current liabilities		                     1,839,583
                                                  ----------

Long-term liabilities:
	Long-term debt (Note 7)                         	1,001,157
	Collateralized settlement
  payable	(Notes 3 and 11c)                          45,844
                                                 ----------
		Total long-term liabilities		                   1,047,001
                                                 ----------

Commitments and contingencies (Note 9)

Stockholders' equity (Notes 11 and 13):
	Common stock, no par value; authorized:
  100,000,000 shares;issued and
  outstanding: 24,058,128 shares	              	19,273,330
	Additional paid-in capital	                    	3,198,592
	Accumulated deficit		                         (20,674,332)
	Unearned consulting and other
  expenses related to issued
  and/or escrowed common stock     		             (452,094)
                                              -------------
		Total stockholders' equity		                   1,345,496
                                              -------------

                                          				$  4,232,080
                                              =============


See Notes to Consolidated Financial Statements.

<PAGE F-5>

                CREATIVE GAMING, INC. AND SUBSIDIARIES

               Consolidated Statements of Operations

                                          				Year Ended May 31,
                                              ------------------
                                             	1997	         1996
                                              ----          ----

Net sales	                            	$    356,668	  $  1,461,906
Cost of goods sold		                        120,149	       792,679
                                       ------------   ------------

Gross profit		                              236,519	       669,227
                                       ------------   ------------

Selling expenses                           		98,349	       480,028
General and administrative expenses	      1,948,027	     1,714,963
Gaming projects expenses	                  	440,070	       332,424
Settlement expenses	                       	818,324        	89,299
Loss from sale of operations (Note 3)      	226,329           	-
Impairment of intangibles (Note 1c)        	229,764           	-
Interest expense		                          135,836	        60,991
                                       ------------    -----------
                                    		    3,896,699	     2,677,705
                                       ------------    -----------

Net loss	                               	$(3,660,180) 	$(2,008,478)
                                       =============   ===========


Net loss per share                           $ (.17)	      $ (.18)
                                             =======       =======


See Notes to Consolidated Financial Statements.

<PAGE F-6>


                          CREATIVE GAMING, INC. AND SUBSIDIARIES
                      Consolidated Statements of Stockholders' Equity
                            For the Two Years Ended May 31, 1997

                                                                     Unearned and/or         Additional
                                Preferred     Common Stock        Escrowed Common Stock(b)  Paid-In     Accumulated  Subscriptions
                                Stock (a)    Shares     Amount      Shares     Amounts      Capital     Deficit      Receivable
                                ---------    ------    -------      ------     -------      -------     -------      ----------

Balance, May, 31, 1995          $ 200,000   9,627,820  $13,097,429    0        $   0        $2,679,541  $(15,005,674) $(30,000)

Issuance of Common Stock                    3,684,563    2,949,862
Retirement of preferred stock    (200,000)                                                     200,000
Reduction of subscriptions
 receivable                                                                                                             30,000
New loss for year ended May 31,
 1996                                                                                                     (2,008,478)
                                ---------  ----------  ----------    ---------     ------    ---------   -----------    -------
Balance, May 31, 1996                   0  13,312,383  16,047,291            0          0    2,879,541   (17,014,152)         0

Issuance of warrants:
 Compensation to consultants                                                                   176,553
 Employee compensation                                                                         129,113
 Debt of issuance costs                                                                         13,385
Exercise of warrants:
 Cash                                       5,066,667   1,117,000
 Offset to accounts payable                   533,333     400,000
Issuances of common stock:
 Payments to vendors                        2,096,745     506,250    1,628,333   (452,094)
 Cash                                       2,400,000   1,050,000
 Employee compensation                         49,000      16,029
 In settlement of litigation                  600,000     136,760

New loss for year ended May 31,
 1997                                                                                                   (3,660,180)
                                 -------- ----------- -----------   ---------   ---------- ---------- ------------- --------
Balance, May 31, 1997            $      0  24,058,128 $19,273,330   1,628,333   $(452,094) $3,198,592 $(20,674,332)  $    0
                                 ======== =========== ===========   =========   ========== ========== ============= ========

a) All Preferred Stock transactions represented shares of the Preferred Stock at $1.00 per share.
b) Shares are to be earned based on future operations, passage of time or payment of certain payables.


See Notes to Consolidated Financial Statements.

<PAGE F-7>


              CREATIVE GAMING, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows

                                                    	  Year Ended May 31,
                                                       ------------------
                                                        1997	        1996
                                                        ----         ----
Cash flows from operating activities:
	Net loss		                                         $(3,660,180) 	$(2,008,478)
                                                    ------------  ------------
	Adjustments to reconcile net loss to net
  cash used in	operating activities:
		 Depreciation and amortization		                      232,681	     273,849
		 Amortization of deferred consulting expenses		       257,824        	-
 		Impairment of intangibles                            229,764         -
 		Paid from issuances of common stock and
   warrants:
	  	Settlement expenses		                               139,948        	-
			 Compensation and consulting expenses	              	166,929	        -
 		Loss from sale of operations		                       226,329	        -
		 Other, net		                                        (320,288)    	30,000
		 Changes to operating assets and liabilities:
	  	Accounts receivable	                                	46,498    	(18,235)
		  Inventories                                       		(24,054)    	65,208
		  Prepaid expenses and other assets                 		(87,409)	  (102,180)
		  Accounts Payable and accrued expenses               159,636   		303,845
   	Payable and accrued legal fees                     	100,583	    208,597
   	Payable and accrued settlement expenses		           366,925       	-
   	Payable and accrued taxes                          	220,863	      	-
   	Collateralized legal fees payable                   156,250		      -
                                                     ----------  ----------
   		Total adjustments		                              1,872,479	    761,084
                                                     ----------  ----------
 		  Net cash used in operating activities		         (1,787,701) (1,247,394)
                                                     ----------- -----------

Cash flows from investing activities:
	Purchases of property                                	(734,491) (1,491,605)
	Advances to officer, net of repayments		               (93,236)    		2,925
                                                      ---------- -----------
		  Net cash used in investing activities		            (827,727)	(1,488,680)
                                                      ---------- -----------

Cash flows from financing activities:
	Proceeds from short-term borrowings	                  	169,454	    625,000
	Repayment of short-term borrowings	                   	(69,454)	   (74,000)
	Proceeds from long-term borrowings	                       	-		   1,072,475
	Repayment of long-term debt		                          (71,318)	      -
	Proceeds from issuances of common stock	            	1,050,000	  1,322,370
	Proceeds from exercises of warrants		                1,117,000	    209,590
                                                      ---------   ---------
		  Net cash provided by financing activities		       2,195,682	  3,155,435
                                                      ---------   ---------

Net increase (decrease) in cash                      		(419,746)	   419,361
Cash at beginning of year		                             541,610	    122,249
                                                      ---------- ----------
Cash at end of year		                                $  121,864	  $ 541,610
                                                     =========== ===========

Supplemental disclosure of cash flow information:
	Cash paid during the year for interest              $   80,819	  $  11,858
                                                     =========== ==========
Supplemental schedule of non-cash financing
 activities:
	Debt and other liabilities converted to common
  stock	                                          	  $  932,750  $1,417,902
                                                     ==========  ==========

<PAGE F-8>


             CREATIVE GAMING, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  TWO YEARS ENDED MAY 31, 1997

Note 1 - Business and Principles of Consolidation

 Creative Gaming, Inc. (the "Company"), formerly Creative
Learning Products, Inc., was formed in August 1988 to provide management and administrative services to its wholly-owned subsidiaries. The operating subsidiaries of the Company include Creative Gaming International, Inc., CGI Vessel, Inc., Kards For Kids, Inc. and John Patrick Productions, Inc. The Company and its operating subsidiaries are collectively referred to herein as "CGI".

 CGI is in the process of converting to an entity offering offshore gaming vessels, other gaming facilities, entertainment and development of real estate. CGI sells their products, consisting of educational videos, books, gaming related items and children's paper products, through mail order and through retailers, brokers and distributors.

 The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.
Significant intercompany accounts and transactions have been eliminated in consolidation.

 CGI's accompanying consolidated financial statements have been prepared on a going concern basis. During the past several years, CGI has experienced substantial recurring losses from operations and has a working capital deficit. CGI has been dependent, in part, on proceeds from sales of debt and equity securities and the exercise of warrants and options. While management believes its ability to raise additional capital will provide sufficient cash for CGI to meet its operating requirements for the year ending May 31, 1998 and manage its working capital deficit, there can be no assurances that CGI will maintain its ability to continue as a going concern.

 To facilitate comparison with the current year, certain amounts in the prior year have been reclassified.

Note 2 - Summary of Significant Accounting Policies

a) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and reflect write-downs to net realizable value.

b) Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided at rates designed to recover the cost of property and equipment over their estimated service lives. Depreciation expense for the years ended May 31, 1997 and 1996 was approximately $11,600 and $44,500, respectively. Accumulated depreciation on furniture and equipment for the year ended May 31, 1997 was approximately $89,500. Land is not a depreciable asset. The gaming vessel is recorded at cost, and expenditures associated with readying it for its intended use are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred, whereas

<PAGE F-9>

expenditures for renewals and betterments are generally capitalized. Furniture and equipment is being depreciated over their estimated useful lives of 3-10 years.

c) Intangibles

 Intangibles, including customer lists and goodwill, are recorded at fair value and are amortized over five years. Amortization expense for the years ended May 31, 1997 and 1996 was approximately $206,700 and $209,500, respectively. CGI assesses the fair value of such intangibles based upon several factors, including management's intention with respect to the operations and those operations' projected undiscounted cash flows. As of May 31, 1997, CGI adjusted the fair value of intangibles and charged to operations approximately $230,000.

d) Loss Per Share

 Loss per share is based upon the weighted average shares outstanding of 20,968,347 and 10,996,147 for the years ended May 31, 1997 and 1996, respectively. Losses per share were computed by dividing the corresponding loss for each year by the weighted average number of shares of common stock outstanding for each year. Common stock equivalents are not included because the effect would be anti-dilutive.

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

f) Recent Accounting Pronouncements

 CGI adopted Statement of Financial Accounting Standards
("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" for the year ended May 31, 1997. The adoption of SFAS No. 121 as of June 1, 1996 did not have a material effect on the consolidated financial statements.

 In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. Effective December 16, 1995, CGI has reflected all issuances of equity instruments to non-employees at their respective fair values.

 In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which is effective for fiscal years beginning after December 15, 1997. CGI will adopt SFAS No. 128 on June 1, 1998. The adoption of this standard is not expected to have a material effect on CGI's consolidated financial statements.

 In June 1997, the FASB issued SFAS No. 130, "Reporting
Comprehensive Income", which established standards for reporting and display of comprehensive income, its components

<PAGE F-10>

and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

 SFAS No. 130, effective for all years beginning after December 31, 1997, requires comparative information for earlier years to be restated and early adoption is permitted. CGI intends to adopt SFAS No. 130 effective June 1, 1998. Results of operations and financial position will be unaffected by implementation of this standard.

 In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This standard establishes disclosure requirements for operating segments' products and services, geographic areas, and major customers. CGI will adopt SFAS No. 131 on June 1, 1998. The adoption of this standard will not impact CGI's results of operations, financial position or cash flows.

g) Fair Value of Financial Instruments

 The carrying values of financial instruments including cash, accounts receivable and accounts payable approximate fair value due to the relatively short maturities of these instruments. The carrying value of the long-term debt approximates fair value.

Note 3 - Sale of Operations

 Effective November 30, 1996, all the assets of an operating division of CGI were sold to and all its liabilities were assumed by a purchaser for 2,000,000 shares of the purchaser's restricted common stock.

 Effective March 1, 1997, the purchaser executed a convertible promissory note payable to CGI (the "Note") in the principal amount of $347,000 at an annual interest rate of 8% and payable in monthly installments of $14,500 commencing March 31, 1997. The principal amount of the Note included the net amount due CGI from the purchaser, and potential and contingent liabilities CGI may eventually be required to pay. As part of the sale, CGI placed 45,000 shares of common stock in escrow until such contingent liabilities are satisfied. Due to non-payment of the Note, CGI has charged to operations the entire balance, which has been reflected as a component of the loss on the sale.

 The value of the purchaser's common stock, included in prepaid expenses and other current assets, was reduced to $20,000 as of May 31, 1997.

Note 4 - Inventories

 Inventories of continuing operations consisted of the following at May 31, 1997:
	               Raw materials		   $ 11,392
               	Work-in-process		    4,381
               	Finished goods		    40,395

<PAGE F-11>

Note 5 - Receivable From Officer

 As of May 31, 1997, the receivable from officer represents amounts advanced to CGI's President and Chief Executive Officer.

Note 6 - Short-term Loan

 On March 19, 1997, CGI executed a term note for $100,000, at an annual interest rate of 12%, due in one year. In conjunction with this note, CGI issued a common stock purchase warrant expiring in four years to purchase 100,000 shares of common stock at $.25 per share. The fair value of this warrant was recorded as prepaid interest and is being amortized over the life of the note.

Note 7 - Long-term Debt

 On February 28, 1996, CGI, as part of its purchase of certain property, was issued a 10% mortgage from the sellers in the principal amount of $1,072,475, with payments of $50,000 (including interest) due every three months and a final payment of principal and interest due at the end of two years. Effective May 31, 1997 the payment terms of the mortgage were extended to a payment due June 1, 1998 for full principal balance and accrued interest. As part of the agreement to extend the due date of the mortgage, CGI issued 100,000 shares of common stock to the sellers and placed a lien on adjacent property owned by CGI as collateral for the mortgage.

Note 8 - Income Taxes

 As of May 31, 1997, the primary component of CGI's deferred tax asset consisted of its net operating loss carryforwards ("NOL").
The deferred tax benefit related to the NOL has been fully reserved.

 As of May 31, 1997, CGI has NOL's of approximately $19,400,000 which are available to offset future taxable income, if any, through 2012.

 As a result of various "ownership changes" occurring prior to fiscal 1996, future utilization of the Company's NOL carryforwards are subject to certain limitations under Section
382 of the Internal Revenue Code.

Note 9 - Commitments and Contingencies

a) Leases

 The Company leases its office and warehouse facilities and certain equipment pursuant to non-cancelable operating leases expiring through October 1999. The following are the future minimum annual rental payments:

                  	Year ended May 31,
                   ------------------
                  	1998		     $38,200
                  	1999	       	5,100
                  	2000		       1,200

 Rent expense was approximately $57,400 and $103,000 for the years ended May 31, 1997 and 1996, respectively.

<PAGE F-12>

b) Litigation

 On July 18, 1995, a placement agent and ten other persons instituted an action in the Supreme Court of the State of New York against CGI. The action was settled on April 17, 1997 by CGI with the issuance of 600,000 shares of common stock, which the plaintiffs were to sell over an eight-month period after which CGI would be liable to the plaintiffs to the extent that the aggregate net proceeds from such sales were less than $450,000, which was charged to operations. The 600,000 shares of common stock were sold for net proceeds of $136,760 resulting in a claim against CGI for $313,240, which was accrued as settlement payable as of May 31, 1997.

 CGI is, and has been from time to time, a defendant in various other legal actions. Management believes that the ultimate outcome of these pending actions or claims will not have a material adverse effect on CGI's consolidated financial position.

c) Employment Agreement

 CGI entered into an employment agreement effective August 7, 1996 for three years with its Chief Executive Officer and President which provides for minimum compensation of $200,000, $200,000 and $37,000 for the years ending May 31, 1998, 1999 and
2000, respectively.

Note 10 - Major Customers

 During the year ended May 31, 1996 an individual customer accounted for approximately 42% of sales from operations. No other customers accounted for 10% or more of sales from operations during the years ended May 31, 1997 and 1996.

Note 11 - Common Stock

a) Fiscal 1996 Equity Transactions

 On July 18, 1995, a placement agent and ten other persons instituted an action in the Supreme On July 24, 1995, the Company issued to a shareholder a common stock purchase warrant expiring January 24, 1999 to purchase 83,333 shares of common stock at an exercise price of $1.00 commencing January 24, 1996, for which the shareholder agreed to seek financing for the Company and settled certain claims against the Company.

 On August 30, 1995, a corporate investor exercised its warrant expiring October 27, 1998 to purchase 140,000 shares of common stock at an exercise price of $1.50. Due to the antidilutive provisions of this warrant, an aggregate of 143,535 shares of common stock were issued at the adjusted price of $1.46 for proceeds of $209,590.

 On August 31, 1995, the holders of an aggregate of $825,000 in principal amount of the Company's short-term 10% Promissory Notes accepted, in full settlement of all principal and interest due, an aggregate of 851,230 shares of common stock (26,230 shares in lieu of interest due) and common stock purchase warrants expiring March 5, 1998 to purchase an aggregate of 851,230 shares of common stock at an exercise price of $1.50 per share commencing August 31, 1996.

 On November 30, 1995, the Company, in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"), sold to two

<PAGE F-13>

non-"U.S. persons" in "off-shore transactions", for gross proceeds of $250,000, 250,000 shares of common stock and common stock purchase warrants expiring November 29, 1999 to purchase, commencing November 30, 1996, 250,000 shares of common stock at an exercise price of $1.50 per share. The Company paid a private placement fee of $25,000 to an agent for this offering. (The terms "U.S. persons" and "off-shore transactions", as used in this Report, are used as defined in paragraphs (o) and (i), respectively, of Rule 902 of Regulation S under the Securities
Act).

 On November 30, 1995, the holder of an aggregate of $235,000 in principal amount of the Company's short-term 10% Promissory Notes accepted, in full settlement of all principal and interest due, an aggregate of 317,529 shares of common stock (4,196 shares in lieu of interest due) and a common stock purchase warrant expiring March 5, 1998 to purchase, commencing November 30, 1996, an aggregate of 317,529 shares of common stock at an exercise price of $1.00 per share.

 On December 6, 1995, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $200,000, 200,000 shares of common stock and a common stock purchase warrant expiring December 5, 1999 to purchase, commencing December 6, 1996, 200,000 shares of common stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $20,000 to an agent for this offering.

 On January 3, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $100,000, 100,000 shares of common stock and a common stock purchase warrant expiring January 2, 2000 to purchase, commencing January 3, 1997, 100,000 shares of common stock at an exercise price of $1.50 per share. The Company paid a private placement fee of $10,000 to an agent for this offering.

 On January 31, 1996, the holder of an aggregate of $25,000 in principal amount of CGI's 10% Promissory Note due November 7, 1995 accepted, in full settlement of all principal and interest due, an aggregate of 40,667 shares of common stock (667 shares in lieu of interest due).

 On February 6, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $200,000, 196,928 shares of common stock. The Company paid a private placement fee of $23,000 to an agent for this offering.

 On February 12, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $170,000, 145,299 shares of common stock. The Company paid a private placement fee of $19,600 to an agent for this offering.

 On February 28, 1996, CGI, as part of its purchase of a 728-acre parcel of land, issued 30,000 shares of common stock to the sellers of the property.

 On May 31, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $600,000, 1,200,000 shares of common stock and a common stock purchase warrant expiring May 23, 2001 to

<PAGE F-14>

purchase, commencing May 31, 1996, 1,000,000 shares of common stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $100,000 to an agent for this offering.

 On May 31, 1996, the holder of an aggregate of $48,000 in principal amount of CGI's 8.5% and 10% Promissory Notes accepted, in full settlement of all principal and interest due, an aggregate of 36,525 shares of common stock (4,525 shares in lieu of interest due).

 During the year ended May 31, 1996, CGI issued 172,850 shares of common stock in exchange for various services rendered. The stock was valued at the value of the services rendered.

b) Exercises of Warrants

 On August 7, 1996 the Company issued to an officer of the Company, as consideration for the officer's services in securing gaming opportunities for CGI and as part of an employment agreement dated as of September 25, 1996, a common stock purchase warrant expiring August 6, 1999 to purchase 1,500,000 shares of common stock at $.75 per share commencing February 7, 1997. On December 26, 1996, the officer exercised his warrant as to 500,000 shares of common stock after the Company waived the prohibition on exercise prior to February 7, 1997 and lowered the exercise price to $.25 per share for such shares. On March 3, 1997, the officer exercised his warrant as to 500,000 shares of common stock after the Company lowered the exercise price to $.25 per share and subsequently to $.10 per share for such shares.

 On August 7, 1996, the Company entered into a consulting agreement with an individual which modified a previous agreement dated April 16, 1996. Pursuant to the initial agreement, the individual received a common stock purchase warrant expiring April 15, 1999 to purchase 1,000,000 shares of common stock at an exercise price of $.75 per share. The terms of the modified consulting agreement were for the individual to perform financial, public relation and gaming related consulting services for a period of two years at a cost of $400,000 and included the issuance of common stock purchase warrants expiring April 16, 1999 and August 6, 1999, respectively, to purchase 2,000,000 and 1,000,000 shares, respectively, of common stock both exercisable at $.75 per share. The individual exercised his warrant expiring April 15, 1999 to purchase 1,000,000 shares of common stock at an exercise price of $.75 per share for gross proceeds of $750,000. The individual retained $400,000 in accordance with his consulting agreement and the Company received net proceeds of $350,000. The individual exercised his warrant expiring April 16, 1999 to purchase 2,000,000 shares of common stock as follows: 500,000 shares at $.25 per share each on October 7, 1996 and January 16, 1997 after the Company waived the prohibition on exercise prior to February 7, 1997 and lowered the exercise price to $.25 per share for such shares; 600,000 shares at $.50 per share on March 13, 1997 after the Company lowered the exercise price to $.50 per share for such shares; and 400,000 shares at $.25 per share on April 18, 1997 after the Company lowered the exercise price to $.25 per share for such shares. These transactions were recorded as deferred consulting costs at their fair values totaling $579,228 and are being amortized over the life of the consulting agreement. Amortization expense for the year ended May 31, 1997 amounted to $257,824. On July 2, 1997, the individual exercised his warrant expiring August 6, 1999 to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share after the Company lowered the exercise price to $.10 per share.

<PAGE F-15>

 An investor exercised its warrant expiring December 5, 1999 as to 200,000 shares of common stock, 100,000 shares at $.21 per share each on May 2 and May 19, 1997 after the Company lowered the exercise price to $.21 per share. Also, on June 5, 1997 the investor exercised its warrant expiring January 2, 2000 as to 100,000 shares of common stock at $.164 per share after the Company lowered the exercise price to $.164 per share. In addition, on May 21, 1997, the Company issued the investor a common stock purchase warrant expiring May 20, 2000 to purchase 300,000 shares of common stock at an exercise price of $.50 per share.

 On May 6, 1997, an investor exercised its warrant expiring
September 2, 2001 as to 1,000,000 shares of common stock at $.10 per share after the Company lowered the exercise price to $.10 per share.

 On May 23, 1997, an investor exercised its warrant expiring
May 23, 2001 as to 1,000,000 shares of common stock at $.10 per share after the Company lowered the exercise price to $.10 per share. In addition, on May 8, 1997, the Company issued common stock purchase warrants expiring November 7, 1997 and May 7, 1999, both commencing June 18, 1997, for 1,000,000 and 2,000,000 shares of common stock, respectively, at exercise prices of $.10 and $.175 per share, respectively.

 The previous five paragraphs reflect, through the exercises of warrants, the issuance of 6,200,000 shares of common stock for amounts of $1,117,000 of cash proceeds, $400,000 of payments to consultants and $136,760 of settlement costs.

c) Payments to Vendors

 In June 1996, the Company issued to an individual for services rendered 50,000 shares of common stock and a common stock purchase warrant expiring June 11, 2001 to purchase 50,000 shares of common stock at an exercise price of $1.50 per share commencing December 12, 1996.

 On June 27, 1996, the Company issued and a creditor accepted
47,000 shares of common stock in satisfaction of outstanding debt of $63,296 as of May 31, 1996.

 On November 27, 1996, CGI issued and a creditor accepted
206,991 shares of common stock in satisfaction of outstanding debt of $206,991 as of May 31, 1996.

 During the year ended May 31, 1997, CGI issued 164,421 shares of common stock in exchange for various services rendered. The stock was valued at the fair values of the services rendered.

 On October 10, 1996 and on May 2, 1997, CGI issued 100,000 shares and 150,000 shares, respectively, of common stock to a creditor for outstanding debt and anticipated future services. These shares were recorded at their fair values at dates of issuance totaling $156,250. Proceeds from the sale of these shares will be applied toward the liabilities of CGI due the creditor.

 On May 2, 1997, CGI issued 1,333,333 shares of common stock to a consultant as an advance to be earned upon achievement of a milestone in a gaming project upon the opening of a casino.

 45,000 shares are being held in escrow to guarantee the satisfaction of a settlement owed by the division of CGI sold in November 1996.

 The previous six paragraphs reflect the issuances of 2,096,745 shares of common stock to vendors in the aggregate amount of $506,250. 1,628,333 of these shares of common stock are

<PAGE F-16>

either held in escrow to be released upon the occurrence of a future event or the proceeds upon sale by the holder are to be applied to satisfy outstanding debt of CGI, and are recorded as unearned or escrowed common stock at a value of $452,094 as of May 31, 1997.

d) Employee Compensation

 During the year ended May 31, 1997, CGI issued to employees as compensation 49,000 shares of common stock valued at their fair values of $16,029.

e) Private Placements

 On August 22, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to three non-"U.S. persons" in "off-shore transactions", for gross proceeds of $500,000, 1,000,000 shares of common stock.

 On September 4, 1996, the Company, pursuant to Regulation S under the Securities Act, sold to a non-"U.S. person" in an "off-shore transaction", for gross proceeds of $600,000, 1,200,000 shares of common stock and issued a common stock purchase warrant expiring September 2, 2001 to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share. The Company paid a private placement fee of $100,000 to an agent for this offering.

 On December 23, 1996, the Company sold to an investor 200,000 shares of common stock for gross proceeds of $50,000.

 The previous three paragraphs reflect the issuances of 2,400,000 shares of common stock for net cash proceeds of $1,050,000.

f) Stock Options and Warrants

 At May 31, 1997, an aggregate of 16,379,727 shares of common stock were issuable upon (i) the exercise of warrants (15,326,730 shares), (ii) the exercise of options (1,030,000 shares) and (iii) the issuance of shares (22,997) in lieu of dividends on the conversion of convertible preferred stock.

 The Company has issued various options and warrants to purchase its common stock. Effective December 16, 1995, under the accounting provisions of SFAS No. 123, the Company has valued its stock options and warrants granted to non-employees in accordance with the fair-value-based method. The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option pricing model. Key assumptions used to apply this pricing model include: an assumed 50% discount on the underlying stock appropriate for its nonmarketable and restrictive characteristics; a life estimated as the midpoint of the period between issuance and expiration dates; a volatility factor of 39.5%; a risk-free rate of return using the yield at the grant date of a U.S. Treasury security with a maturity date approximating the estimated life used in the analysis; and no dividends paid for all years.

 The following is a summary of the activity of options and warrants to purchase shares of common stock for the year ended
May 31, 1997:


                           	Options	                  Warrants (a)
	                  Outstanding	  Weighted	      Outstanding	 Weighted
	                    Shares	      Average	        Shares	     Average
	                  Purchasable	 Exercise Price	 Purchasable	Exercise Price
                   -----------  --------------  ----------- --------------
	May 31, 1996		     1,030,000	     $1.10	        10,132,121	    $1.05
	Granted		          	                            	9,320,000    	$ .61
	Exercised			                                   	(6,200,000)	   $ .29
	Dilutions		                                      2,074,609
                    ---------                     ---------
	May 31, 1997	    	1,030,000	      $1.10	        15,326,730     $ .74

 The following summarizes information about options and warrants to purchase common stock at May 31, 1997:

                                	Range of Original Exercise Prices
                               	Options	               Warrants (a)
                        	  $.75-$1.50	  $.10-$1.49  	$1.50-$4.00	  $.10-$4.00
                           ----------   ----------   -----------   ----------
Outstanding May 31, 1997:
	Shares purchasable		       1,030,000	   7,432,257	    7,894,473  	15,326,730
	Weighted - average
  exercise price	              	$1.10        	$.41	        $1.03	        $.74
	Weighted - average
  remaining contractual
  life (years)		                 2.27	        1.43	         1.09	        1.25

Exercisable at May 31, 1997:
	Shares purchasable		         555,000	   4,332,257    	7,894,473	  12,226,730
	Weighted - average
  exercise price              		$1.11	        $.60        	$1.03	       $ .87

(a) Various warrants contain antidilutive provisions, for which the cumulative additional shares reserved are included.

Note 12 - Business Segments

 The primary business segments of CGI consist of 1) gaming projects and 2) the distribution of educational and entertainment videos and other related products. Information concerning the Company's business segments in fiscal 1997 and 1996 is as follows:

    	                                             	  Video and Other
                          	Gaming Projects   	    Product Distribution
                           ---------------        --------------------
                          	 1997	       1996	        1997        	1996
Sales                		$     -	      $   -	        $356,668  	$1,461,906
Operating Loss		       (1,063,342)   (676,269)   (1,074,004)    (751,497)
Identifiable Assets		   3,200,021	  2,413,534	      305,981	   1,157,738
Depreciation and
 Amortization	               	286	      2,801	      228,558	     269,971
Capital Expenditures		    734,491	  1,481,305         	-	         10,300

<PAGE F-18>

Note 13 - Subsequent Events

 On June 5, 1997 the Company issued to an investor 200,000 shares of common stock for gross proceeds of $30,000 and issued a common stock purchase warrant expiring June 29, 2001 to purchase 200,000 shares of common stock at an exercise price of $.25 per share, commencing December 30, 1997.

 On June 21, 1997 the Company entered into a consulting agreement with an individual to perform financial and public relation consulting services for a period of three months. The
Company issued 500,000 shares of common stock to the individual for these services.

 On July 29, 1997 CGI issued 100,000 shares of common stock each to two individuals for services rendered and issued to each individual a common stock purchase warrant expiring August 5, 2000 to purchase 100,000 shares of common stock at an exercise price of $.25 per share.

 On September 29, 1997, the Company entered into an agreement for an investor group to purchase 100,000 shares of a to be designated Series C 12% Convertible Redeemable Preferred Stock, $1.00 par value (the "Series C Preferred Stock") of the Company for $100,000. The Company also issued to the group common stock purchase warrants expiring September 29, 1999 to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share. The agreement provides that each share of the Series C Preferred Stock is convertible into 46.5 shares of common stock or an aggregate of 4,650,000 shares. Also on September 29, 1997, the Board of Directors of the Company agreed to a one-for-thirty reverse stock split of common stock, as of a date yet to be determined.