Form 10QSB
period 1997-08-31
CREATIVE GAMING INC
filed 1997-11-07
CIK 846614

<PAGE 1>

               U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB

    [X] Quarterly Report under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the fiscal quarter ended August 31, 1997

                 Commission file number 0-17642


                     CREATIVE GAMING, INC.
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

     As of November 4, 1997, 876,353 shares of the Common Stock were outstanding.

<PAGE 2>

               CREATIVE GAMING, INC. AND SUBSIDIARIES

                          Form 10-QSB Index
                           August 31, 1997


                               PART I
                               ------
	                                                               Page
                                                               Number
                                                               ------
Item 1. 	Financial Statements (Unaudited):

       	Consolidated Balance Sheet at August 31, 1997         	  	3

       	Consolidated Statements of Operations for the
          quarters ended	August 31, 1997 and 1996         	      	5

       	Consolidated Statements of Cash Flows for the
          quarters ended August 31, 1997 and 1996               		6

       	Notes to Financial Statements                           		7


Item 2.  Management's Discussion and Analysis	or
           Plan of Operations                                  		10


                            PART II
                            -------
Item 1.		Legal Proceedings	                                      12

Item 2.		Changes in Securities	                                 	12

Item 3.		Defaults Upon Senior Securities	                       	12

Item 4.		Submission of Matters to a Vote of Security Holders	 	  12

Item 5.		Other Information	                                     	12

Item 6.		Exhibits and Reports on Form 8-K	                      	12

Signatures			                                                    15

<PAGE 3>

             CREATIVE GAMING, INC. AND SUBSIDIARIES

                   Consolidated Balance Sheet
                        August 31, 1997
                          (Unaudited)


                           	ASSETS

Current assets:
	  Cash	                                           	$  23,895
	  Accounts receivable - net of allowance for
     doubtful accounts of $4,792                      	93,798
  	Inventories                                       		55,975
  	Prepaid expenses and other current assets	   	     242,939
                                                    ---------
    		Total current assets	                     	     416,607
                                                    ---------

Property and equipment:
  	Land                                           		2,410,452
  	Gaming vessel                                    		750,854
  	Furniture and equipment, net		                      21,023
                                                    ---------
    		Net property and equipment                		  3,182,329
                                                    ---------

Other assets:
  	Receivable from officer                          		182,364
  	Deferred consulting expenses		                     249,402
  	Intangibles, net of accumulated amortization
     of $617,899                                	     171,508
                                                    ---------
    		Total other assets                       		     603,274
                                                    ---------

                                                 		$4,202,210
                                                    =========

See Notes to Consolidated Financial Statements.

<PAGE 4>

              CREATIVE GAMING, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheet
                         August 31, 1997
                           (Unaudited)


              	LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  	Current maturities of long-term debt	           	$ 1,001,157
  	Short-term loans                                   		227,313
  	Accounts payable, accrued expenses and
     other liabilities	                                 819,203
  	Payable and accrued settlement expenses            		362,450
  	Payable and accrued legal fees		                     569,509
                                                     -----------
    		Total current liabilities		                     2,979,632
                                                     -----------

Long-term liabilities:
   Long-term debt net of current maturities
     of $1,001,157                                         	-
   Collateralized settlement payable           		        45,844
                                                     -----------
    		Total long-term liabilities	              	        45,844
                                                     -----------

Commitments and contingencies

Stockholders' equity:
  	Common stock, no par value; authorized:
     3,333,333 shares; issued and outstanding:
     876,353 shares                                	19,480,369
  	Additional paid-in capital                      		3,198,591
  	Accumulated deficit                           		(21,206,382)
  	Unearned consulting and other expenses related
     to issued and/or escrowed common stock	    	     (295,844)
                                                   ------------
    		Total stockholders' equity		                   1,176,734
                                                   ------------
                                               				$ 4,202,210
	                                                  ============

See Notes to Consolidated Financial Statements.

<PAGE 5>


               CREATIVE GAMING, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations
                             (Unaudited)

                                            Quarter Ended August 31,
                                               	1997         	1996
                                            ----------    ----------
   Net sales	                              	$  43,348	    $ 127,174
   Cost of goods sold	                          6,821        57,291
                                            ----------    ----------

   Gross profit		                              36,527	       69,883
                                            ----------    ----------

   Selling expenses                           		5,980	       34,069
   General and administrative expenses      		456,085      	493,057
   Gaming projects expenses	                  	75,432        55,785
   Interest expense		                          31,080        27,758
                                            ----------    ----------
 				                                         568,577	      610,669
                                            ----------    ----------

   Net loss                               		$(532,050)	   $(540,786)
                                            ==========    ==========

   Net loss per share                     		$    (.62)   	$   (1.18)
                                            ==========    ==========

See Notes to Consolidated Financial Statements.

<PAGE 6>

                CREATIVE GAMING, INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                                                   	Quarter Ended August 31,
                                                       	1997         	1996
                                                    ----------    ----------
Cash flows from operating activities:
 	Net loss                                        		$(532,050)   	$(540,786)
                                                    ----------    ----------
	 Adjustments to reconcile net loss to net cash
   used in	operating activities:
		  Depreciation and amortization                    		27,554       	61,375
  		Amortization of deferred consulting expenses     		71,695           -
  		Gaming projects expenses                         		75,431        55,785
  		Changes to operating assets and liabilities:
		    Accounts receivable	                           	(65,854)      	12,228
    		Inventories                                       		193	     	(23,730)
    		Prepaid expenses and other current assets	     	(83,461)    	(437,082)
    		Accounts payable and accrued expenses	          	62,575      	(81,626)
    		Payable and accrued legal fees		                159,991	      (28,761)
                                                    ----------    ----------
      		Total adjustments                     		      248,124	     (441,811)
                                                    ----------    ----------
     		  Net cash used in operating activities 		    (283,926)     (982,597)
                                                    ----------    ----------

Cash flows from investing activities:
 	Increase in gaming projects                       		(75,431)    	(159,351)
  Purchases of property                        		     (16,363)          -
                                                    ----------    ----------
     		  Net cash used in investing activities 		     (91,794) 	   (159,351)
                                                    ----------    ----------

Cash flows from financing activities:
 	Proceeds from short-term borrowings               		139,401       	76,115
 	Repayment of short-term borrowings                 		(8,050)      	(8,458)
 	Repayment of long-term debt                           		-	       	(46,956)
 	Proceeds from issuances of stock		                  146,400	    1,250,000
                                                    ----------    ----------
		  Net cash provided by financing activities		       277,751	    1,270,701
                                                    ----------    ----------

Net increase (decrease) in cash	                     	(97,969)     	128,753
Cash at beginning of the period		                     121,864	      541,610
                                                    ----------    ----------
Cash at end of the period                         		$  23,895    	$ 670,363
                                                    ==========    ==========

Supplemental disclosure of cash flow information:
 	Cash paid during the period for interest        		$     -	      $  53,405
                                                    ==========    ==========

Supplemental schedule of non-cash financing activities:
 	Debt and other liabilities converted to
    Common Stock	                                  	$ 198,138    	$ 109,983
                                                    ==========    ==========

See Notes to Consolidated Financial Statements.

<PAGE 7>

            CREATIVE GAMING, INC. AND SUBSIDIARIES

          Notes To Consolidated Financial Statements
                    August 31, 1997
                     (Unaudited)

Note 1 - Basis of Presentation

 Creative Gaming, Inc. (the "Company") was formed in August 1988 to provide management and administrative services to its wholly-owned subsidiaries. The consolidated unaudited financial statements include the accounts of the Company and its operating subsidiaries, collectively referred to herein as "CGI". Significant intercompany accounts and transactions have been eliminated in consolidation.

 CGI is in the process of converting to an entity offering offshore gaming vessels, other gaming facilities, entertainment and development of real estate. CGI sells their products, consisting of educational videos, books, gaming related items and children's paper products, through mail order and through retailers, brokers and distributors.

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management of the Company, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Results of operations for the quarter ended August 31, 1997 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. To facilitate comparison with the current period, certain amounts in the prior period have been reclassified.

 A one-for-thirty reverse stock split of common stock became effective on October 31, 1997 after an Amendment to the Company's Certificate of Incorporation was filed. Each outstanding share of common stock became one-thirtieth of a share of the new common stock. The Amendment, which was authorized by the Board of Directors of the Company on September 29, 1997, reduced the authorized shares from 100,000,000 to 3,333,333. There was no change in the par value of the shares. The number of shares and per share amounts in this Report have been adjusted to reflect the reverse stock split.

 It is suggested that the unaudited financial statements and notes thereto in this Report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997 (the "Form 10-KSB"), which was previously filed.

 CGI's accompanying consolidated financial statements have been prepared on a going concern basis. During the past several years, CGI has experienced substantial recurring losses from operations and has a working capital deficit. CGI has been dependent, in part, on proceeds from sales of debt and equity securities and the exercise of warrants and options. While management believes its ability to raise additional capital will provide sufficient cash for CGI to meet its operating requirements for the year ending May 31, 1998 ("fiscal 1998") and manage its

<PAGE 8>

working capital deficit, there can be no assurances that CGI will maintain its ability to continue as a going concern.

Note 2 - Gaming Projects and Other Activities

 CGI purchased, on November 13, 1996, a vessel for the purpose of converting it into an offshore gaming vessel. CGI plans to utilize the vessel for gaming cruises originating in New York. CGI is currently negotiating a site in New York where the vessel, when operational, will be docked. CGI is in the initial stages of refurbishing the vessel. The purchase and refurbishing costs incurred through August 31, 1997 have been capitalized.

 CGI owns 756 acres in Christian County, Missouri, along the main highway between Springfield, Missouri and Branson, Missouri (the "Christian County Site"). Management is of the opinion that the Christian County Site can be used for a time sharing facility, a hotel/convention center and/or other activities.

 CGI and the Eastern Shawnee Tribe of Oklahoma (the "Tribe) entered into a management agreement to develop and operate a Class A/Class III gaming facility near Seneca, Missouri (the "Seneca Facility"). Because of a federal circuit court decision invalidating the statutory right of the Secretary of the Interior to dedicate land in trust for Native American Indian tribes under the Indian Reorganization Act, which opinion was reversed on October 15, 1996, and a then pending battle for control of the Tribe, with one of the issues being the management agreement with CGI, CGI had suspended any further action by it with respect to the Seneca Facility. Depending on developments, the Company will review whether it will attempt to proceed with the Seneca Facility.

 CGI also continues to explore the possibility of opening and operating other gaming facilities. Consulting and other related gaming costs of approximately $75,000 have been charged to operations for the quarter ended August 31, 1997.

Note 3 - Issuance of Short-term Debt

 During July 1997, the Company entered into unsecured installment loan agreements with two vendors in the aggregate net principal amount of $72,401 at an average annual interest rate of 9.8%. The balances are due in aggregate monthly installments of $8,376, including interest, through April 1998.

 On July 15 and 23, 1997, the Company issued promissory notes to two lenders for the principal amounts of proceeds of $25,000 and $35,000, respectively, both at an annual interest rate of 12%, due in one year, and secured by liens on the vessel owned by the Company. As additional consideration for these loans, the Company issued 1,666 and 2,333 shares of common stock, respectively, to the two lenders.

Note 4 - Long-term Debt

 On February 28, 1996, CGI, as part of its purchase of certain property, was issued a 10% mortgage from the sellers in the principal amount of $1,072,475, with payments of $50,000 (including interest) due every three months and a final payment of principal and interest due at the end of two years. Effective May 31, 1997 the payment terms of the mortgage were extended

<PAGE 9>

to a payment due June 1, 1998 for full principal balance and accrued interest. As part of the agreement to extend the due date of the mortgage, CGI issued 3,333 shares of common stock to the sellers and placed a lien on adjacent property owned by CGI as collateral for the mortgage.

Note 5 - Common Stock

 Per share amounts are based upon the weighted average common stock shares outstanding of 854,876 and 458,897 for the quarters ended August 31, 1997 and 1996, respectively. Losses per share of common stock were computed by dividing the corresponding loss for each period by the weighted average number of shares of common stock outstanding for each period. Common stock equivalents are not included because the effect would be anti-dilutive. Fully diluted computations are not shown because all potentially dilutive securities would have an anti-dilutive effect on per share amounts.

 On June 5, 1997, the Company issued to an investor 6,666 shares of common stock for gross proceeds of $30,000 and issued a common stock purchase warrant expiring June 29, 2001 to purchase 6,666 shares of common stock at an exercise price of $7.50 per share, commencing December 30, 1997.

 On June 9, 1997 the Company entered into a consulting agreement with an individual to perform financial and public relation consulting services for a period of three months. The Company issued 16,666 shares of common stock to the individual for these services.

 On June 12, 1997, an investor exercised its warrant expiring
January 2, 2000 to purchase 3,333 shares of common stock at $4.92 per share after the Company lowered the exercise price to $4.92 per share.

 On July 2, 1997, an individual exercised his warrant expiring
August 6, 1999 to purchase 33,333 shares of common stock at an exercise price of $3.00 per share after the Company lowered the exercise price to $3.00 per share.

 On July 29, 1997 CGI issued 3,333 shares of common stock each to two individuals for services rendered and issued to each individual a common stock purchase warrant expiring August 5, 2000 to purchase 3,333 shares of common stock at an exercise price of $7.50 per share.

 During the quarter ended August 31, 1997, the Company issued
420 shares of common stock for various services rendered. The stock was valued at the value of the services rendered.

Note 6 - Subsequent Events

 On September 29, 1997, the Company entered into an agreement and an investor group purchased 100,000 shares of Series C 12% Convertible Redeemable Preferred Stock, $1.00 par value (the "Series C Preferred Stock") of the Company for $100,000. The Company also issued to the group common stock purchase warrants expiring September 29, 1999 to purchase 1,000,000 shares of common stock at an exercise price of $.10 per share. The agreement provides that each share of the Series C Preferred Stock is convertible into 46.5 shares of common stock or an aggregate of 4,650,000 shares.

<PAGE 10>

              CREATIVE GAMING, INC. AND SUBSIDIARIES

Item 2.
     Management's Discussion and Analysis or Plan of Operations

                     RESULTS OF OPERATIONS
                     ---------------------

The following discussion relates to operations.

SALES

 Sales for the quarter ended August 31, 1997 decreased by $83,826 or 66% as compared with sales for the corresponding prior year period. The decrease was principally due to lower sales volume with a major customer and to a shift from marketing videos and other products to emphasis on gaming projects which have not as yet produced revenues.

GROSS PROFIT

 Gross profit for the quarter ended August 31, 1997 decreased by $33,356 or 48% as compared with gross profit for the corresponding prior year period. Gross profit margins for the quarter ended August 31, 1997 were 84% as compared with 55% for the corresponding prior year period. The changes were principally due to the decreases in sales during the periods which resulted in changes in customer and product mix with higher gross margins.

SELLING EXPENSES

 Selling expenses for the quarter ended August 31, 1997 decreased by $28,089 or 82% as compared with these expenses in the corresponding prior year period. The decrease was principally due to a shift in expenses from marketing videos and other products to emphasis on potential gaming projects which have not as yet produced revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses for the quarter ended
August 31, 1997 decreased by $36,972 or 7% as compared with these expenses in the corresponding prior year period. The decrease was principally due to litigation costs incurred during the prior period.

GAMING PROJECTS EXPENSES

 Gaming projects expenses increased for the quarter ended August 31, 1997 by $19,647 or 35% as compared with this expense in the corresponding prior year periods. The increase was principally due to the expenses incurred for the offshore gaming vessel project during the current period.

<PAGE 11>

INTEREST EXPENSE

 Interest expense for the quarter ended August 31, 1997 increased by $3,322 or 11% as compared with interest expense for the corresponding prior year period. The increase was principally due to interest on a larger amount of short-term loans outstanding during the current period.

NAFTA

 The North American Free Trade Act does not have a significant effect on the consolidated operations.

INFLATION

 Inflation does not have an impact on the consolidated operations.

           LIQUIDITY AND CAPITAL RESOURCES

 CGI's cash position was $23,895 as of August 31, 1997 as compared with $121,864 as of May 31, 1997 or a decrease of $97,969. Cash flows from operating activities during the three months ended August 31, 1997 used cash of $283,926 due to the net loss of $532,050 adjusted for depreciation and amortization of $99,249, gaming projects expenses of $75,431, an increase in current liabilities of $222,566, and offset by an increase in current assets of $149,122.

 During the three months ended August 31, 1997, CGI expended
$75,431 for gaming projects and $16,363 for the conversion of a vessel into an offshore gaming vessel or an aggregate of $91,794 in net cash used in investing activities.

 The net cash provided by financing activities during the three months ended August 31, 1997 was $277,751, consisting of net short-term borrowings of $131,351 and proceeds of $146,400 from issuances of stock. These proceeds funded operational requirements, gaming project costs and vessel purchase costs. Operating liabilities of $198,138 were converted to common stock during the three months ended August 31, 1997.

 Management believes that, as a result of the cash flow from operations and the proceeds of $280,000 received through November 4, 1997 in recent offerings of equity and debt financing and potential sales of equity through private placements and exercises of outstanding Common Stock purchase warrants, it will raise sufficient funds to meet its cash requirements for at least the balance of fiscal 1998 based on its current level of commitments. The Company intends to file a registration statement under the Securities Act that will register shares of the Common Stock as soon as practicable after the filing of this Report. It is management's position that the filing of the registration will encourage the exercise of some of the underlying outstanding Common Stock purchase warrants. There can be no assurance that the Company will be able to raise this additional financing. Should one of the proposed gaming projects require funds for implementation, management believes, based on its discussions with persons in the investment banking community, that any funds required for such a project can be obtained. There can be no assurances that the market price of the Common Stock will be conducive to the exercise of Common Stock purchase warrants and stock options, nor that funds can be obtained to finance a specific project if required will be available and, if available, on acceptable terms. See the

<PAGE 12>

sections "Gaming Vessel Project", "Branson Project" and "Other
Gaming Projects" in Item 1 to the Form 10-KSB.

 As of August 31, 1997 and the date of this filing, there were no commitments for material capital expenditures other than those related to the Christian County Site (see the sections "Branson Project", in Item 1 and the section "Liquidity and Capital Resources" in Item 6 to the Form 10-KSB). However, the Company currently estimates that it will require approximately $25,000,000 to make the gaming vessel project operational (see
Note 2 to Unaudited Consolidated Financial Statements). The Company has retained an investment banker to secure funding for the gaming vessel project.

 CGI expects that the proceeds from the planned sales of equity securities during the next 12 months will provide adequate funds to meet operating requirements. There can be no assurance, however, that CGI will consummate such security sales to meet the above.

                           PART II
Item 1. 	Legal Proceedings.

        	None

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

Number	   Exhibit
------    -------

1(a)	Copy of Management Agreement dated as of October 20, 1995
between Eastern Shawnee Tribe of Oklahoma (the "Tribe") and Creative Gaming International, Inc. ("CGII"). (1)

1(b)	Copy of Option Agreement dated as of November 8, 1995
between the Tribe and CGI. (1)

<PAGE 13>

1(c)	Copy of Letter dated December 13, 1995 extending the
option terms of Exhibit 1(b) hereto. (1)

1(d)	Copy of Loan Agreement relating to Exhibit 1(a) hereto. (2)

2(a)	Copy of Agreement dated February 28, 1996 between Cook
Hollow Company as Seller, and CGII and the Company as Buyer. (3)

2(a)(1)	Copy of Promissory Note dated February 28, 1996 from CGII
to Cook Hollow Company is Exhibit B to Exhibit 2(a) hereto. (3)

2(a)(2)	Copy of Future Advance Obligation Wraparound Deed of
Trust dated as of February 28, 1996 between CGII, Gary A.
Powell, as Trustee, and Cook Hollow Company is Exhibit C
to Exhibit 2(a) hereto.  (3)

2(a)(3)	Copy of Wraparound Mortgage Agreement effective February
28, 1996 between CGII as Borrower, and Cook Hollow
Company, as Lender, is Exhibit D to Exhibit 2(a) hereto.  (3)

2(a)(4)	Copy of Indemnity Agreement effective February 28, 1996
among CGII and the Company, as Indemnitors and Cook
Hollow Company, as Indemnitee, is Exhibit E to Exhibit
2(a) hereto. (3)

2(a)(5)	Copy of Standstill Agreement effective June 22, 1997
between Cook Hollow Company, as Seller, and CGII, as buyer. (4)

3(a)	Copy of 10% Promissory Note due July 16, 1998.

3(b)	Copy of 10% Promissory Note due July 23, 1998.

4	Copy of Consulting Agreement effective June 9, 1997
between Arthur Malone, Jr. and the Company. (6)

5	The Company's Common Stock purchase warrant expiring June
29, 2001 and the Common Stock purchase warrants expiring
August 5, 2000 are substantially identical to the form of Common Stock purchase warrant expiring April 29, 1998 filed as Exhibit 10(d)(1) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1996 except as to the name of the holder, the expiration date and the exercise price and, accordingly, pursuant to instruction 2 to Item 601 of Regulation S-K under the Securities Act are not individually filed.

6(a)	Copy of Purchase and Sale Agreement dated as of October
___, 1996 by and among Jerry Ward Cars, Inc., Edward
Lockel, Jim's Truck and Equipment, Inc. and Creative
Gaming International, Inc. (5)

6(b)	Copy of Sale Agreement dated March 7, 1997 between CGII
and CGI Vessel, Inc. (4)

7	Copy of 12% Cumulative Convertible Redeemable Preferred
Stock, Series C, Purchase Agreement between the Company and a group of investors dated September 29, 1997. (7)

8	Copy of Amendment to Certificate of Incorporation filed
on October 24, 1997.

<PAGE 14>

9	Copy of Certificate of Designations and Preferences of
the Series C Preferred Stock filed on October 24, 1997. (7)
_______________________

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

(4)	Filed as an exhibit to the Company's Annual Report on
Form 10-KSB for the fiscal year ended May 31, 1997 and incorporated herein by this reference.

(5)	Filed as an exhibit to the Company's Quarterly Report on
Form 10-QSB for the quarter ended February 28, 1997 and incorporated herein by this reference.

(6)	Filed as an exhibit to the Company's Registration
Statement on Form S-8 filed on June 23, 1997 and incorporated herein by this reference.

(7)	Filed as an exhibit to a Schedule 13D filed by Arthur L.
Malone, Jr. on October 9, 1997 and incorporated herein by this reference.

	(b) Reports on Form 8-K

	None

<PAGE 15>

SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 4, 1997



CREATIVE GAMING, INC.



By:  /s/ PETER J. JEGOU
   ---------------------
    Peter J. Jegou
    President and Chief Executive Officer



By:  /s/ WALTER J. KRZANOWSKI
   ---------------------------
    Walter J. Krzanowski
    Treasurer and Chief Financial Officer