Form 10QSB
period 1997-11-30
CREATIVE GAMING INC
filed 1998-03-13
CIK 846614

<PAGE 1>

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                              FORM 10-QSB

      [X] Quarterly Report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

         For the fiscal quarter ended November  30, 1997

                   Commission file number 0-17642


                     CREATIVE GAMING, INC.
   (Name of small business issuer as specified in its charter)


 	New Jersey	                         22-2930106
	(State or other jurisdiction of	     I.R.S. Employer
	incorporation or organization)	      Identification No.)


             1115 Inman Avenue, Edison, N.J. 08820
            (Address of principal executive offices)

                         (908) 218-3794
                 (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No
                                                     _____


       As of  March  5, 1998,  876,353 shares of the Common Stock were outstanding.


<PAGE 2>

              CREATIVE GAMING, INC. AND SUBSIDIARIES

                       Form 10-QSB Index
                       November 30, 1997


                            PART I

                                                          	Page
Item 1.	Financial Statements (Unaudited):	                Number

	Consolidated Balance Sheet at November 30, 1997		          3

	Consolidated Statements of Operations for the
 quarters ended	November 30, 1997 and 1996		                5

	Consolidated Statements of Operations for the
 six months ended	November 30, 1997 and 1996		              6

	Consolidated Statements of Cash Flows for the six
 months ended November 30, 1997 and 1996	 	                 7

	Notes to Financial Statements		                            8


Item 2. Management's Discussion and Analysis
       		or Plan of Operations		                           13


                          PART II

Item 1.		Legal Proceedings		                               15

Item 2.		Changes in Securities		                           15

Item 3.		Defaults Upon Senior Securities		                 15

Item 4.		Submission of Matters to a Vote of Security
         Holders	                                         	15

Item 5.		Other Information		                               15

Item 6.		Exhibits and Reports on Form 8-K		                15

Signatures			                                              19


<PAGE 3>

                CREATIVE GAMING, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheet
                         November 30, 1997
                            (Unaudited)



                          	ASSETS

Current assets:
	Cash		                                     $     2,167
	Accounts receivable - net of
  allowance for doubtful accounts
	  of $4,792		                                   19,133
	Inventories                                   		50,262
	Prepaid expenses and other current assets		     83,053
		Total current assets		                        154,615

Property and equipment:
	Land	                                       	2,410,452
	Gaming vessel	                                	763,773
	Furniture and equipment, net		                  18,715
		Net property and equipment		                3,192,940

Other assets:
	Receivable from officer		                      182,364
	Deferred consulting expenses		                 177,705
	Intangibles, net of accumulated amortization
   of $641,287	                           	     148,120
                                            -----------
		Total other assets		                          508,189
                                            -----------


                                           		$3,855,744
                                             ==========

See Notes to Consolidated Financial Statements.


<PAGE 4>


                 CREATIVE GAMING, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheet
                         November 30, 1997
                            (Unaudited)


               	LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
	Current maturities of long-term debt		               $ 1,001,157
 Short-term loans		                                       180,325
	Accounts payable, accrued expenses and other
  liabilities	                                            927,528
	Payable and accrued settlement expenses		                344,556
	Payable and accrued legal fees		                         608,485
		Total current liabilities		                           3,062,051

Long-term liabilities:
	Long-term debt, net of current maturities of
  $1,001,157	                                   	           -
	Collateralized settlement payable		                      45,844
                                                       ---------
		Total long-term liabilities		                           45,844
                                                       ---------

Commitments and contingencies

Stockholders' equity:
	12% Convertible redeemable preferred stock
  (100,000 shares authorized); Series C, par
  value $1.00; issued and outstanding:
  100,000 shares:		                                      100,000
	Common stock, no par value; authorized:
  3,333,333 shares; issued and outstanding:
  876,353 shares		                                    19,443,368
	Additional paid-in capital		                          3,198,592
	Accumulated deficit		                               (21,698,267)
	Unearned consulting and other expenses
  related to issued and/or escrowed
  common stock		                                        (295,844)
                                                     -----------
		Total stockholders' equity		                           747,849
                                                     -----------

                                                 				$ 3,855,744
                                                     ===========

See Notes to Consolidated Financial Statements.


<PAGE 5>



                CREATIVE GAMING, INC. AND SUBSIDIARIES

               Consolidated Statements of Operations
                            (Unaudited)



                                           	Quarter Ended November 30,

                                                	1997	       1996

Net sales	                                 	$   30,504	   $  119,022
Cost of goods sold		                            10,131	       38,275
                                            ----------    ----------

Gross profit		                                  20,373	       80,747
                                            ----------    ----------

Selling expenses		                              10,143       	21,554
General and administrative expenses		          428,499      	699,494
Gaming projects expenses		                      40,620      	126,342
Warrant exercise expense  	                      	-         	250,000
Interest expense		                              32,996	       27,120
                                             ---------    ----------
				                                           512,258	    1,124,510
                                             ---------    ----------

Net loss from operations		                    (491,885)   (1,043,763)

Gain on disposal of assets			                                211,983
                                             ----------   ----------

Net loss	                                   	$(491,885)		 $ (831,780)
                                             ==========   ===========

Net loss per share		                        $     (.49)	  $    (1.47)
                                            ===========   ===========


See Notes to Consolidated Financial Statements.

<PAGE 6>



                CREATIVE GAMING, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations
                           (Unaudited)


                                            	Six Months Ended November 30,

                                                	1997	        1996


Net sales		                                 $  73,852     	$  246,196
Cost of goods sold		                           16,952	         95,566
                                            ---------      ----------

Gross profit		                                 56,900	        150,630
                                            ---------      ----------

Selling expenses		                             16,123	         55,623
General and administrative expenses	         	884,584	      1,192,551
Gaming projects expenses	                    	116,052	        182,127
Warrant exercise expense 		                                  	250,000
Interest expense		                             64,076	         54,878
                                           ----------     -----------
				                                        1,080,835	      1,735,179
                                           ----------     -----------

Net loss from operations	                 	(1,023,935)   		(1,584,549)

Gain on disposal of assets			   	                             211,983
                                           -----------   ------------

Net loss	                                 	$1,023,935) 		$ (1,372,566)
                                           ===========   =============

Net loss per share	                       	$    (1.18)	  $      (2.68)
                                           ===========   =============


See Notes to Consolidated Financial Statements.

<PAGE 7>

                 CREATIVE GAMING, INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                                           	 Six Months Ended November 30,
                                                   	1997	           1996
Cash flows from operating activities:
 Net loss	                                 	$  (1,023,935)   	$(1,372,566)
                                            --------------    ------------
	Adjustments to reconcile net loss to
  net cash used in	operating activities:
		Depreciation and amortization		                  55,113	        122,750
		Amortization of deferred consulting expenses		  143,392	           -
		Gaming projects expenses		                      116,052        	182,127
		Warrant & debt conversion expenses		               -           	292,600
		Gain on disposal of assets		                       -	          (211,983)
		Changes to operating assets and liabilities:
		Accounts receivable		                             8,811		        29,717
		Inventories		                                     5,906	       	(36,726)
		Prepaid expenses and other current assets		      76,425	      	(440,999)
		Accounts payable and accrued expenses		         153,006	       (157,919)
		Payable and accrued legal fees		                198,967		       119,494
                                                ---------      -----------
		Total adjustments		                             757,672		      (100,939)
                                                ----------     -----------
		  Net cash used in operating activities		      (266,263)	    (1,473,505)
                                                ----------     -----------

Cash flows from investing activities:
	Increase in gaming projects		                   (116,052)	      (195,744)
	Purchases of property		                          (16,962)	      (554,331)
                                                ---------      ----------
 Net cash used in investing activities		         (145,334)	      (750,075)
                                                ---------      ----------

Cash flows from financing activities:
	Proceeds from short-term borrowings		             99,462         	75,415
	Repayment of short-term borrowings		             (29,282)       	(33,763)
	Repayment of long-term debt	                       	-            (46,956)
	Proceeds from issuances of stock		               209,400	      1,800,000
                                                ---------      ----------
		  Net cash provided by financing activities		   291,900	      1,794,696
                                                ---------      ----------

Net increase (decrease) in cash		                (119,697)	      (428,884)
Cash at beginning of the period		                 121,864	        541,610
                                                ---------      ----------
Cash at end of the period		                     $   2,167     	$  112,726
                                                =========      ==========

Supplemental disclosure of cash flow
 information:
	 Cash paid during the period for interest	    	$  1,660	      $   56,052
                                                ========       ==========

Supplemental schedule of non-cash financing
activities:
	Debt and other liabilities converted to
  Common Stock	                                	$  198,138	    $  511,684
                                                ==========     ==========


See Notes to Consolidated Financial Statements.

<PAGE 8>

               CREATIVE GAMING, INC. AND SUBSIDIARIES

             Notes To Consolidated Financial Statements
                         November 30, 1997
                           (Unaudited)

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

 CGI has been attempting to convert to an entity which will offer offshore gaming vessels, other gaming facilities, entertainment and development of real estate, but has been handicapped in such efforts by the lack of sufficient financing. CGI sells its current products, consisting of educational videos, books, gaming related items and children's paper products, through mail order and through retailers, brokers and distributors.

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management of the Company, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Results of operations for the quarter and six months ended November 30, 1997 are not necessarily indicative of the results which may be expected for any other interim period or for the year as a whole. To facilitate comparison with the current period, certain amounts in the prior period have been reclassified.

 A one-for-thirty reverse stock split of the Common Stock, no par value (the "Common Stock"), became effective on October 31, 1997 after an Amendment to the Company's Certificate of Incorporation was filed. Each outstanding share of the Common Stock became one-thirtieth of a share of the new Common Stock. The Amendment, which was authorized by the Board of Directors of the Company on September 29, 1997, reduced the authorized shares from 100,000,000 to 3,333,333. There was no change in the par value of the shares. The number of shares and per share amounts in this Report have been adjusted to reflect the reverse stock split.

 It is recommended that the unaudited financial statements and notes thereto in this Report be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997 (the "Form 10-KSB"), which was previously filed.

 CGI's accompanying consolidated financial statements have been prepared on a going concern basis. During the past several years, CGI has experienced substantial recurring losses from operations and has a working capital deficit. CGI has been dependent, in part, on proceeds from sales of debt and equity securities and the exercise of warrants and options. While management believes its ability to raise additional capital will provide sufficient cash for CGI to meet its operating requirements for the year ending May 31, 1998 ("fiscal 1998") and manage its

<PAGE 9>

working capital deficit, there can be no assurance that CGI will obtain such financing and thus maintain its ability to continue as a going concern.

Note 2 - Gaming Projects and Other Activities

 CGI purchased, on November 13, 1996, a vessel for the purpose of converting it into an offshore gaming vessel. CGI planned to utilize the vessel for gaming cruises originating in New York. CGI, subject to obtaining the necessary governmental approvals, signed a Letter of Intent to negotiate a dockage agreement in the New York metropolitan area where the vessel, when operational, would be docked. CGI was in the initial stages of refurbishing the vessel when the lack of financing caused a halt. The purchase and refurbishing costs incurred through November 30, 1997 have been capitalized.

 CGI owns 756 acres, consisting of two parcels one of approximately 719 acres and the other of approximately 37 acres, in Christian County, Missouri, along the main highway between Springfield, Missouri and Branson, Missouri (the "Christian County Site"). Management was of the opinion that the Christian County Site could be used for a time sharing facility, a hotel/convention center and/or other activities. On February 4, 1998, a notice of foreclosure was issued against the Company by a mortgage holder. The property will be sold at auction on March 5, 1998 in Christian County, Missouri.

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

 A decision to proceed would require the Company to seek financing, as to which there can be no assurance that such funding would be available. Consulting and other related gaming costs of approximately $116,000 have been charged to operations for the six months ended November 30, 1997.

Note 3 - Issuance of Short-term Debt

 On July 15 and 23, 1997, the Company issued promissory notes to two lenders, both of whom are related to a director of the Company, for the principal amounts of $25,000 and $35,000, respectively, both at an annual interest rate of 12%, due in one year, and secured by liens on the vessel owned by the Company. As additional consideration for these loans, the Company issued 1,666 and 2,333 shares of the Common Stock, respectively, to the two lenders.

 During October 1997, the Company issued a promissory note to a lender, who is related to a director of the Company, for $15,500 at an annual interest rate of 12%, due in one year, and secured by a lien on the vessel owned by CGI.

<PAGE 10>

Note 4 - Long-term Debt

	On February 28, 1996, CGI, as part of its purchase of certain property, was issued a 10% mortgage from the sellers in the principal amount of $1,072,475, with payments of $50,000
(including interest) due every three months and a final payment of principal and interest due at the end of two years. Effective
May 31, 1997, the payment terms of the mortgage were extended to a payment due June 1, 1998 for full principal balance and accrued interest. As part of the agreement to extend the due date of the mortgage, CGI issued 3,333 shares of the Common Stock to the sellers and placed a lien on adjacent property owned by CGI as collateral for the mortgage. In addition, a fifth mortgage was give to an investor as security on a debt owed by the Company.
On February 4, 1998, a notice of foreclosure was issued by the fifth mortgage holder. The property will be sold at auction on March 5, 1998 in Christian County, Missouri.

Note 5 -  Preferred Stock

 On September 29, 1997, the Company entered into an agreement and an investor group purchased 100,000 shares of Series C 12% Convertible Redeemable Preferred Stock, $1.00 par value (the "Series C Preferred Stock"), of the Company for $100,000. The Company also issued to the group Common Stock purchase warrants expiring September 29, 1999 to purchase 1,000,000 shares of the Common Stock at an exercise price of $.10 per share. The agreement provides that each share of the Series C Preferred Stock is convertible into 46.5 shares of the Common Stock or an aggregate of 4,650,000 shares.

Note 6 - Common Stock

 Per share amounts are based upon the weighted average Common Stock shares outstanding of 876,353 and 564,027 for the quarter and six months ended November 30, 1997, respectively, and 865,556 and 512,608 for the quarter and six months ended November 30,
1996 , respectively.  Losses per share of   Common Stock were
computed by dividing the corresponding loss for each period by the weighted average number of shares of the Common Stock outstanding for each period. Common stock equivalents are not included because the effect would be anti-dilutive. Fully diluted computations are not shown because all potentially dilutive securities would have an anti-dilutive effect on per share amounts.

 On June 5, 1997, the Company issued to an investor 6,666 shares of the Common Stock for gross proceeds of $30,000 and issued a Common Stock purchase warrant expiring June 29, 2001 to purchase 6,666 shares of the Common Stock at an exercise price of $7.50 per share, commencing December 30, 1997.

 On June 9, 1997 the Company entered into a consulting agreement with an individual to perform financial and public relation consulting services for a period of three months. The Company issued 16,666 shares of the Common Stock to the individual for these services.

 On June 12, 1997, an investor exercised its warrant expiring
January 2, 2000 to purchase 3,333 shares of the Common Stock at $4.92 per share after the Company lowered the exercise price to $4.92 per share.

<PAGE 11>

 On July 2, 1997, an individual exercised his warrant expiring August 6, 1999 to purchase 33,333 shares of the Common Stock at an exercise price of $1.89 per share after the Company lowered the exercise price initially to $3.00 per share and subsequently to $1.89 per share.

 On July 29, 1997 CGI issued 3,333 shares of the Common Stock each to two individuals for services rendered and issued to each individual a common stock purchase warrant expiring August 5, 2000 to purchase 3,333 shares of the Common Stock at an exercise price of $7.50 per share.

 During the quarter ended August 31, 1997, the Company issued
420 shares of the Common Stock for various services rendered. The stock was valued at the value of the services rendered.

Note 7 - Subsequent Events

	During November 1997 three additional persons, Arthur L. Malone, Jr., David F. Brannan and Gene A. Hochevar, were named to the Board of Directors, Arthur L. Malone, Jr. was appointed Chairmen of the Board on January 2, 1998. Upon instruction from the new Chairman of the Board, the Company's property, books and records were removed from the New Jersey office. On January 28, 1998, all three newly appointed Board members resigned. The property, books and records were subsequently returned.

	Effective December 2, 1997, upon mutual agreement, the Company's gaming consultant terminated the cash compensation portion of his consulting agreement.

	The Company has received inquires on the possible sale of the vessel. Any such sale would be subject to a due diligence being performed by the prospective purchaser. While discussions are continuing, no agreement has been entered into as of the filing date of this report.

	On December 10, 1997, Walter J. Krzanowski resigned, effective November 30, 1997, as the Treasurer, Chief Financial
Officer and Chief Accounting Officer of the Company. He continues to serve as a consultant to the Company. No replacement has as yet been named.

	On December 12, 1997, the "Series C Preferred Stock" holders agreed to accept shares of the Common Stock in lieu of dividends due on the "Series C Preferred Stock". Dividends are payable quarterly at an annual rate of 12% and are convertible into shares of the Common Stock at a rate of 46.5 shares of the Common
Stock or an aggregate of 138,600 shares.

	On December 3, 1997, a contract of sale on the "Christian County Site" was entered into by the Company. The closing, scheduled for December 29, 1997 and rescheduled for March 3, 1998, has been postponed . In view of the scheduled foreclosure (see the third succeeding paragraph), there can be no assurance that even the remaining parcel can be sold.

	CGI, by mutual agreement with the landlord, terminated its office lease on December 31, 1997. The lease was due to expire on March 31, 1998.

<PAGE 12>

	On January 20 1998, a creditor obtained a default judgment against CGI, Peter J. Jegou and Carol Jegou who were guarantors of the Company's debt, for $61,316 . The Company is negotiating a settlement with the creditor.

	On February 4, 1998, a notice of foreclosure was issued against the Company by a mortgage holder. The property will be sold at auction on March 5, 1998 in Christian County, Missouri.

<PAGE 13>


             CREATIVE GAMING, INC. AND SUBSIDIARIES

Item 2.
        Management's Discussion and Analysis or Plan of Operations

                      RESULTS OF OPERATIONS

The following discussion relates to operations.

SALES

 Sales for the quarter and six months ended November 30, 1997 decreased by $88,518 or 74% and $ 172,344 or 70%, respectively, as compared with sales for the corresponding prior year periods. The decreases were principally due to lower sales volume with a major customer and to a shift from marketing videos and other products to emphasis on gaming projects which have not as yet produced revenues.

GROSS PROFIT

 Gross profit for the quarter and six months ended November 30, 1997 decreased by $60,374 or 75% and $93,730 or 62%, respectively, as compared with gross profit for the corresponding prior year periods. Gross profit margins for the quarter and six months ended November 30, 1997 were 67% and 77%, respectively, as compared with 68% and 61%, respectively, for the corresponding prior year periods. The changes were principally due to the decreases in sales during the periods which resulted in changes in customer and product mix with higher gross margins.

SELLING EXPENSES

 Selling expenses for the quarter and six months ended November 30, 1997 decreased by $11,411 or 53% and $39,500 or 71%, respectively, as compared with these expenses in the corresponding prior year periods. The decreases were principally due to a shift in expenses from marketing videos and other products to emphasis on potential gaming projects which have not as yet produced revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses for the quarter and six months ended November 30, 1997 decreased by $270,995 or 39% and $307,967 or 26% as compared with these expenses in the corresponding prior year periods. The decreases were principally due to litigation costs incurred during the prior periods.

<PAGE 14>

GAMING PROJECTS EXPENSES

 Gaming projects expenses increased for the quarter and six months ended November 30, 1997 by $85,722 or 68% and $66,075 or 36%, respectively, as compared with this expense in the corresponding prior year periods. The increases were principally due to the expenses incurred for the offshore gaming vessel project during the current periods.

WARRANT EXERCISE EXPENSES

	Warrant exercise expense of $250,000 for the quarter and six months ended November 30, 1996 were due to the issuances of the Common Stock during the periods to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued.

INTEREST EXPENSE

 Interest expense for the quarter and six months ended November
30, 1997 increased by $5,876 or 22% and $9,198 or 17%,
respectively, as compared with interest expense for the corresponding prior year periods. The increases were principally due to interest on a larger amount of short-term loans outstanding during the current periods.

NAFTA

 The North American Free Trade Act does not have a significant effect on the consolidated operations.

INFLATION

 Inflation does not have an impact on the consolidated operations.

                LIQUIDITY AND CAPITAL RESOURCES

 CGI's cash position was $2,167 as of November 30, 1997 as compared with $121,864 as of May 31, 1997 or a decrease of $119,697. Cash flows from operating activities during the six months ended November 30, 1997 used cash of $266,263 due to the net loss of $1,023,935 adjusted for depreciation and amortization of $198,505 and gaming projects expenses of $116,052 and offset by a decrease in current liabilities of $351,973 and an increase in current assets of $91,142.

 During the six months ended November 30, 1997, CGI expended
$116,052 for gaming projects and $29,282 for the conversion of a vessel into an offshore gaming vessel or an aggregate of $145,334 in net cash used in investing activities.

 The net cash provided by financing activities during the six months ended November 30, 1997 was $291,900, consisting of net short-term borrowings of $82,500 and proceeds of $209,400 from issuances of stock. These proceeds funded operational requirements, gaming project costs and vessel refurbishing costs. Operating liabilities of $198,138 were converted to shares of the Common Stock during the six months ended November 30, 1997.

<PAGE 15>

 Management believes that, as a result of the cash flow from operations and the proceeds of $296,400 received through February 20, 1998 in recent offerings of equity and debt financing and potential sales of equity through private placements and exercises of outstanding Common Stock purchase warrants, it will raise sufficient funds to meet its cash requirements for at least the balance of fiscal 1998 based on its current level of commitments. There can be no assurance that the Company will be able to raise this additional financing. Should one of the proposed gaming projects require funds for implementation, management believes, based on its discussions with persons in the investment banking community, that any funds required for such a project can be obtained. There can be no assurance that the market price of the Common Stock will be conducive to the exercise of Common Stock purchase warrants and stock options, nor that funds can be obtained to finance a specific project if required will be available and, if available, on acceptable terms. See the sections "Gaming Vessel Project" and "Other
Gaming Projects" in Item 1 to the Form 10-KSB.

 As of November 30, 1997 and the date of the filing of this report, there were no commitments for material capital expenditures other than those related to the Christian County Site (see the section "Branson Project" in Item 1 and the section "Liquidity and Capital Resources" in Item 6 to the Form 10-KSB). However, the Company currently estimates that it will require approximately $25,000,000 to make the gaming vessel project operational (see Note 2 to Unaudited Consolidated Financial Statements).

                           PART II

Item 1. 	Legal Proceedings.

	 On April 14, 1997, a former director of the Company offered to sell shares of the Company to a purchaser as part of an exercise of an option, the proceeds from which were paid to the Company. The Company issued the shares and was advised that the former director was to provide these shares to the purchaser. The shares were never delivered to the purchaser, thus the purchaser brought suit against the Company and the former director for the return of the proceeds. The Company believes the suit should not have been brought against the Company and that the Company will prevail in this matter.

Item 2. 	Changes in Securities.

	A one-for-thirty reverse stock split of the Common Stock, no par value (the "Common Stock"), became effective on October 31, 1997 after an Amendment to the Company's Certificate of Incorporation was filed. Each outstanding share of the Common
Stock became one-thirtieth of a share of the new common stock.
The Amendment, which was authorized by the Board of Directors of the Company on September 29, 1997, reduced the authorized shares from 100,000,000 to 3,333,333. There was no change in the par value of the shares. The number of shares and per share amounts in this Report have been adjusted to reflect the reverse stock split.

 On September 29, 1997, the Company authorized the creation of 100,000 shares of Series C 12% Convertible Redeemable Preferred Stock, $1.00 par value (the "Series C Preferred Stock"),. The Company also authorized Common Stock purchase warrants expiring September 29, 1999, to purchase an aggregate of 1,000,000 shares of the Common Stock at an exercise price of $.10

<PAGE 16>

per share. Each share of the Series C Preferred Stock is convertible into 46.5 shares of the Common Stock or an aggregate of 4,650,000 shares.

Item 3.	Defaults Upon Senior Securities.

	None

Item 4.	Submission of Matters to a Vote of Security Holders.

	None

Item 5.	Other Information.

		During November 1997 three additional persons were named to the Board of Directors, one of which was appointed Chairmen of the Board on January 2, 1998. On January 28, 1998, all three newly appointed Board members resigned (see exhibits 10
& 11).

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

Number	 Exhibit

1(a)	Copy of Management Agreement dated as of October 20, 1995
between Eastern Shawnee Tribe of Oklahoma (the "Tribe") and Creative Gaming International, Inc. ("CGII"). (1)

1(b)	Copy of Option Agreement dated as of November 8, 1995
between the Tribe and CGI. (1)

1(c)	Copy of Letter dated December 13, 1995 extending the
option terms of Exhibit 1(b) hereto. (1)

1(d)	Copy of Loan Agreement relating to Exhibit 1(a) hereto.
(2)
2(a)	Copy of Agreement dated February 28, 1996 between Cook
Hollow Company as Seller, and CGII and the Company as Buyer. (3)

2(a)(1)	Copy of Promissory Note dated February 28, 1996 from CGII
to Cook Hollow Company is Exhibit B to Exhibit 2(a) hereto. (3)

2(a)(2)	Copy of Future Advance Obligation Wraparound Deed of
Trust dated as of February 28, 1996 between CGII, Gary A.
Powell, as Trustee, and Cook Hollow Company is Exhibit C
to Exhibit 2(a) hereto.  (3)

<PAGE 17>

2(a)(3)	Copy of Wraparound Mortgage Agreement effective February
28, 1996 between CGII as Borrower, and Cook Hollow
Company, as Lender, is Exhibit D to Exhibit 2(a) hereto.
(3)

2(a)(4)	Copy of Indemnity Agreement effective February 28, 1996
among CGII and the Company, as Indemnitors and Cook
Hollow Company, as Indemnitee, is Exhibit E to Exhibit
2(a) hereto. (3)

2(a)(5)	Copy of Standstill Agreement effective June 22, 1997
between Cook Hollow Company, as Seller, and CGII, as buyer. (4)

3(a)	Copy of 10% Promissory Note due July 16, 1998. (8)

3(b)	Copy of 10% Promissory Note due July 23, 1998. (8)

4	Copy of Consulting Agreement effective June 9, 1997
between Arthur Malone, Jr. and the Company. (6)

5	The Company's Common Stock purchase warrant expiring June
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

6(a)	Copy of Purchase and Sale Agreement dated as of October
___, 1996 by and among Jerry Ward Cars, Inc., Edward
Lockel, Jim's Truck and Equipment, Inc. and Creative
Gaming International, Inc. (5)

6(b)	Copy of Sale Agreement dated March 7, 1997 between CGII
and CGI Vessel, Inc. (4)

7	Copy of 12% Cumulative Convertible Redeemable Preferred
Stock, Series C, Purchase Agreement between the Company and a group of investors dated September 29, 1997. (7)

8 	Copy of Amendment to Certificate of Incorporation filed
on October 24, 1997. (8)

9	Copy of Certificate of Designations and Preferences of
the Series C Preferred Stock filed on October 24, 1997.
(7)

10 	Copy of press release dated January 28, 1998 regarding
resignation of directors.

11	Copy of press release dated February 2, 1998 regarding
return of company property and the retention of an
investor relations firm to assist in the Company's
overall corporate communications.
_______________________

(1)	Filed as an exhibit to the Company's Quarterly Report on
Form 10-QSB for the quarter ended November 30, 1995 and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's Annual Report on
Form 10-KSB for the fiscal year ended May 31, 1996 and incorporated herein by this reference.

<PAGE 18>

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

(8)	Filed as an exhibit to the Company's Quarterly Report on
Form 10-QSB for the quarter ended August 31, 1997 and incorporated herein by this reference.

	(b) Reports on Form 8-K

	None

<PAGE 19>

                          SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 5, 1998



CREATIVE GAMING, INC.



By:  /s/ PETER J. JEGOU
   --------------------
Peter J. Jegou
President and Chief Executive Officer



By:  /s/ KENNETH OLSEN
   -------------------
Kenneth Olsen
Acting Chief Accounting Officer