Form 10QSB
period 1998-02-28
CREATIVE GAMING INC
filed 1998-06-29
CIK 846614

<PAGE 1>

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-QSB

       [X] Quarterly Report under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934

For the fiscal quarter ended February  28, 1998

Commission file number 0-17642


                           CREATIVE GAMING, INC.
      (Name of small business issuer as specified in its charter)


                         	New Jersey	22-2930106
       	(State or other jurisdiction of	I.R.S. Employer
       	incorporation or organization)	Identification No.)


         75 Route 27 Lincoln Highway, 2nd floor, Iselin N.J. 08830
                 (Address of principal executive offices)

                              (732)-205-9665
                       (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]      No []


     As of June 23, 1998,  876,353 shares of the Common Stock
                        were outstanding.

<PAGE 2>

               CREATIVE GAMING, INC. AND SUBSIDIARIES

                         Form 10-QSB Index
                         February 28, 1998


PART I

                                                        Page
Item 1.	Financial Statements (Unaudited):	             Number

	Consolidated Balance Sheet at February 28, 1998		        3

	Consolidated Statements of Operations for the
  quarters ended	February 28, 1998 and 1997		             5

	Consolidated Statements of Operations for the nine
  months ended February 28, 1998 and 1997		               6

	Consolidated Statements of Cash Flows for the nine
  months ended	February 28, 1998 and 1997		               7

	Notes to Financial Statements		                          8


Item 2. Management's Discussion and Analysis
		or Plan of Operations		                                13


PART II

Item 1.		Legal Proceedings		                             15

Item 2.		Changes in Securities		                         15

Item 3.		Defaults Upon Senior Securities		               16

Item 4.		Submission of Matters to a Vote of Security
          Holders	                                      	16

Item 5.		Other Information		                             16

Item 6.		Exhibits and Reports on Form 8-K		              16

Signatures			                                            19


<PAGE 3>
                CREATIVE GAMING, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheet
                         February 28, 1998
                            (Unaudited)



                          	ASSETS

Current assets:
	Cash		                                     $     4,584
	Accounts receivable - net of
  allowance for doubtful accounts
	  of $4,792		                                   17,034
	Inventories                                   		56,728
	Prepaid expenses and other current assets		     17,772
                                            -----------
		Total current assets		                         96,118
                                            -----------

Property and equipment:
	Land	                                       	  288,664
	Gaming vessel	                                	250,000
	Furniture and equipment, net		                  16,414
                                            -----------
		Net property and equipment		                  555,078
                                            -----------

Other assets:
	Receivable from officer		                      182,364
	Deferred consulting expenses		                 106,009
	Intangibles, net of accumulated amortization
   of $664,675	                           	     124,732
                                            -----------
		Total other assets		                          413,105
                                            -----------


                                           		$1,064,301
                                             ==========

See Notes to Consolidated Financial Statements.


<PAGE 4>


                 CREATIVE GAMING, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheet
                         February 28, 1998
                            (Unaudited)


               	LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
	Current maturities of long-term debt		               $ 1,001,157
 Short-term loans		                                       182,188
	Accounts payable, accrued expenses and other
  liabilities	                                          1,066,653
	Payable and accrued settlement expenses		                374,556
	Payable and accrued legal fees		                         639,869
                                                      -----------
		Total current liabilities		                           3,264,423
                                                      -----------

Long-term liabilities:
	Long-term debt, net of current maturities of
  $1,001,157	                                   	           --
                                                      ----------
	Collateralized settlement payable		                      45,844
                                                      ----------
		Total long-term liabilities		                           45,844
                                                      ----------

Commitments and contingencies

Stockholders' equity:
	12% Convertible redeemable preferred stock
  (100,000 shares authorized); Series C, par
  value $1.00; issued and outstanding:
  100,000 shares:		                                      100,000
	Common stock, no par value; authorized:
  3,333,333 shares; issued and outstanding:
  876,353 shares		                                    19,443,368
	Additional paid-in capital		                          3,198,592
	Accumulated deficit		                               (24,692,082)
	Unearned consulting and other expenses
  related to issued and/or escrowed
  common stock		                                        (295,844)
                                                     -----------
		Total stockholders' equity	(deficit)                (2,245,966)
                                                     -----------

                                                 				$ 1,064,301
                                                     ===========

See Notes to Consolidated Financial Statements.


<PAGE 5>



                CREATIVE GAMING, INC. AND SUBSIDIARIES

               Consolidated Statements of Operations
                            (Unaudited)



                                           	Quarter Ended February 28,

                                                	1998         1997

Net sales	                                 	$   25,555    $   53,717
Cost of goods sold		                             9,960        15,753
                                            ----------    ----------

Gross profit		                                  16,595	       37,964
                                            ----------    ----------

Selling expenses		                               6,263        15,756
General and administrative expenses		          274,557       946,601
Gaming projects expenses		                      51,388        61,970
Warrant exercise expense  	                      	-         	161,250
Interest expense		                              32,368        26,055
                                            ----------    ----------
				                                           364,576     1,211,632
                                            ----------    ----------

Net loss from operations		                    (347,981)   (1,173,668)

Write down of vessel                          (524,046)        --
Loss on disposal of assets			                2,121,788         --
                                            -----------   ----------

Net loss	                                 	$(2,993,815)	 $ (1,173,668)
                                           ============  ============

Net loss per share		                        $    (3.42)	  $    (1.91)
                                            ===========   ===========


See Notes to Consolidated Financial Statements.

<PAGE 6>



                CREATIVE GAMING, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations
                           (Unaudited)


                                            	Nine Months Ended November 30,

                                                	1998	        1997


Net sales		                                $  100,407      $  299,913
Cost of goods sold		                           26,912         111,319
                                            ---------      ----------

Gross profit		                                 73,495         188,594
                                            ---------      ----------

Selling expenses		                             22,386          71,379
General and administrative expenses	       	1,159,141       2,139,152
Gaming projects expenses	                    	167,440         244,097
Warrant exercise expense 		                     --           	411,250
Interest expense		                             96,444          80,933
                                           ----------     -----------
				                                        1,445,411       2,946,811
                                           ----------     -----------

Net loss from operations	                 	(1,371,916)   		(2,758,217)

Write down of vessel                         (524,046)           --
Gain on disposal of assets			   	          (2,121,788)        211,983
                                           -----------   ------------

Net loss	                                 	$(4,017,750) 	$ (2,546,234)
                                           ============  =============

Net loss per share	                       	$    (4.62)	  $      (4.67)
                                           ===========   =============


See Notes to Consolidated Financial Statements.

<PAGE 7>

                 CREATIVE GAMING, INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows

                                           	 Nine Months Ended February 28,
                                                   	1998	           1997
                                                    ----            ----
Cash flows from operating activities:
 Net loss	                                 	$  (4,017,750)  	$ (2,546,234)
                                            --------------    ------------
	Adjustments to reconcile net loss to
  net cash used in	operating activities:
		Depreciation and amortization		                  82,665         176,355
		Amortization of deferred consulting expenses		  215,088	           -
		Gaming projects expenses		                      167,440         244,097
  Write down of vessel                            524,046            -
		Warrant & debt conversion expenses		               -            491,200
 	(Gain) loss on disposal of assets		           2,121,788	       (211,983)
		Changes to operating assets and liabilities:
		Accounts receivable		                            10,910          48,105
		Inventories		                                      (560)       	(36,479)
		Prepaid expenses and other current assets		     141,706        (385,166)
		Accounts payable and accrued expenses		         322,131         353,676
		Payable and accrued legal fees		                230,351         216,532
                                                ---------      -----------
		Total adjustments		                           3,815,565         896,337
                                                ----------     -----------
		  Net cash used in operating activities		      (202,185)     (1,649,897)
                                                ----------     -----------

Cash flows from investing activities:
	Increase in gaming projects		                   (167,440)       (257,714)
	Purchases of property		                          (39,555)       (677,859)
                                                ---------      ----------
 Net cash used in investing activities		         (206,995)       (935,573)
                                                ---------      ----------

Cash flows from financing activities:
	Proceeds from short-term borrowings		             99,462         	69,454
	Repayment of short-term borrowings		             (16,962)        (55,773)
	Repayment of long-term debt	                       	-            (71,318)
	Proceeds from issuances of stock		               209,400	      2,175,000
                                                ---------      ----------
		  Net cash provided by financing activities		   291,900	      2,117,363
                                                ---------      ----------

Net increase (decrease) in cash		                (117,280)	      (468,107)
Cash at beginning of the period		                 121,864	        541,610
                                                ---------      ----------
Cash at end of the period		                     $   4,584     	$   73,503
                                                =========      ==========

Supplemental disclosure of cash flow
 information:
	 Cash paid during the period for interest	    	$  1,660	      $   82,716
                                                ========       ==========

Supplemental schedule of non-cash financing
activities:
	Debt and other liabilities converted to
  Common Stock	                                	$  198,138     $  848,060
                                                ==========     ==========


See Notes to Consolidated Financial Statements.

<PAGE 8>

               CREATIVE GAMING, INC. AND SUBSIDIARIES

              Notes To Consolidated Financial Statements
                       February 28, 1998
                          (Unaudited)

Note 1 - Basis of Presentation

 Creative Gaming, Inc. (the "Company") was formed in August
1988 to provide management and administrative services to its wholly owned subsidiaries. The consolidated unaudited financial statements include the accounts of the Company and its operating subsidiaries, collectively referred to herein as "CGI". Significant intercompany accounts and transactions have been eliminated in consolidation.

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

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management of the Company, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been made. Results of operations for the quarter and nine months ended February 28, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the year as a whole. To facilitate comparison with the current period, certain amounts in the prior period have been reclassified.

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

 CGI's accompanying consolidated financial statements have been prepared on a going concern basis. During the past several years, CGI has experienced substantial recurring losses from operations and has a working capital deficit at February 28, 1998. CGI has been dependent, in part, on proceeds from sales of debt and equity securities and the exercise of warrants and options. While management believes its ability to raise additional capital will provide sufficient cash for CGI to meet its operating requirements for the year ending May 31, 1998 ("fiscal 1998")

<PAGE 9>

and manage its working capital deficit, there can be no assurance that CGI will obtain such financing and thus maintain its ability to continue as a going concern.

Note 2 - Gaming Projects and Other Activities

 On November 13, 1996 CGI purchased a vessel for the purpose of converting it into an offshore gaming vessel. CGI planned to utilize the vessel for gaming cruises originating in New York. CGI, subject to obtaining the necessary governmental approvals, signed a Letter of Intent to negotiate a dockage agreement in the New York metropolitan area where the vessel, when operational, would be docked. CGI was in the initial stages of refurbishing the vessel when the lack of financing caused a halt. The purchase and refurbishing costs incurred through February 28, 1998 have been capitalized. The carrying value of the vessel was written down to $250,000 in this Report (see Note
9).

	CGI owned 756 acres, consisting of two parcels, one of approximately 719 acres (the "Larger Tract") and the other of approximately 37 acres (the "Smaller Tract"), in Christian County, Missouri, along the main highway between Springfield, Missouri and Branson, Missouri (the "Christian County Site"). Management was of the opinion that the Christian County Site could be used for a time sharing facility, a hotel/convention center and/or other activities. On February 4, 1998, a notice of foreclosure on the Larger Tract was issued against the Company by a mortgage holder. The Larger Tract was foreclosed on March 5, 1998 in Christian County, Missouri (see notes 4 and 5).

	Due to the foreclosure of the Larger Tract there can be no assurance that the Smaller Tract can be sold.

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

 A decision to proceed with any of the gaming projects would require the Company to seek financing, as to which there can be no assurance that such funding would be available. Consulting and other related gaming project costs of approximately $167,000 have been charged to operations for the nine months ended February 28, 1998.

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

<PAGE 10>

 During October 1997, the Company issued a promissory note to a lender, who is related to a director of the Company, for $15,500 at an annual interest rate of 12%, due in one year, and secured by a lien on the vessel owned by CGI. An unrelated party also loaned $7,000 to the Company at an annual interest rate of 12%.

Note 4 - Long-term Debt

	On February 28, 1996, CGI, as part of its purchase of the Larger Tract, was issued a 10% mortgage (the "First Mortgage") from the sellers (the "Sellers") in the principal amount of $1,072,475, with payments of $50,000 (including interest) due every three months and a final payment of principal and interest due at the end of two years. Effective May 31, 1997, the payment terms of the First Mortgage were extended to a payment due June 1, 1998 for full principal balance and accrued interest. As part of the agreement to extend the due date of the First Mortgage, CGI issued 3,333 shares of the Common Stock to the Sellers and placed a lien on the Smaller Tract as collateral for the First Mortgage. In addition, a fifth mortgage was given to a group of investors (the "Investors") as security as part of a settlement of debt owed by the Company. On February 4, 1998, a notice of foreclosure was issued by the Investors. The Larger Tract was foreclosed on March 5, 1998 in Christian County, Missouri (see note 5).

Note 5 - Contingent Liabilities and Foreclosures

	On March 5, 1998, pursuant to the terms of a settlement agreement between CGI and the Investors, the Investors foreclosed on and obtained title to the Larger Tract, subject to the First Mortgage lien of the Sellers on the Larger Tract (see note 4).

	If the Investors default on the First Mortgage, the Sellers can foreclose on the Larger Tract and Smaller Tract. A wholly owned subsidiary of CGI may have a contingent liability to the Sellers to the extent that the proceeds from any payments and the Sellers foreclosures do not fully satisfy the First Mortgage obligations.

	The foreclosure of the Larger Tract was accounted for as of February 28, 1998 by writing off the recorded value of the Larger Tract of $2,121,788 resulting in a loss on disposal of assets. The First Mortgage principle of $1,001,157, the First Mortgage accrued interest of $125,145 and the settlement liability due the Investors of $313,240 continue to be reflected as liabilities in this Report. Any reductions independent of CGI of the First Mortgage and Investors debt obligations of CGI may reduce the loss on disposal of assets.

Note 6 -  Preferred Stock

 On September 29, 1997, the Company entered into an agreement whereby an investor group purchased 100,000 shares of Series C 12% Convertible Redeemable Preferred Stock, $1.00 par value (the "Series C Preferred Stock"), of the Company for $100,000. The Company also issued to the group Common Stock purchase warrants expiring September 29, 1999 to purchase 1,000,000 shares of the Common Stock at an exercise price of $.10 per share. The agreement provides that each share of the Series C Preferred Stock is convertible into 46.5 shares of the Common Stock or an aggregate of 4,650,000 shares.

	On December 12, 1997, the Series C Preferred Stock holders agreed to accept shares of the Common Stock in lieu of dividends due on the Series C Preferred Stock. Dividends are payable

<PAGE 11>

quarterly at an annual rate of 12% and are convertible into shares of the Common Stock at a rate of 46.5 shares of the Common Stock or an aggregate of 138,600 shares.

Note 7 - Common Stock

 Per share amounts are based upon the weighted average Common Stock shares outstanding of 876,353 and 869,115 for the quarter and nine months ended February 28, 1998, respectively, and 612,967 and 545,693 for the quarter and nine months ended
February 28, 1997, respectively.  Losses per share of   Common
Stock were computed by dividing the corresponding loss for each period by the weighted average number of shares of the Common Stock outstanding for each period. Common stock equivalents are not included because the effect would be anti-dilutive. Fully diluted computations are not shown because all potentially dilutive securities would have an anti-dilutive effect on per share amounts.

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

Note 8 - Other Information

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

<PAGE 12>

	Effective December 2, 1997, upon mutual agreement, CGI's gaming consultant terminated the cash compensation portion of his consulting agreement.

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

	On January 20 1998, a creditor obtained a default judgment against CGI, Peter J. Jegou and Carol Jegou, who were guarantors of CGI's debt, for $61,316 . CGI is negotiating a settlement with the creditor.

 Note 9 - Subsequent Events

	On March 5, 1998, the Larger Tract was foreclosed on by a mortgage holder. The financial statements in this Report have been adjusted to reflect this event (see Notes 4 and 5).
	During March 1998, the Company sold 2,000,000 shares of public common stock obtained from the sale of a division of CGI in November 1996 for the gross proceeds of $16,000.

	On June 1, CGI entered into a Letter of Intent to sell its vessel (see Note 2) for $250,000. The carrying value of the vessel was written down to $250,000 in this Report. However, there is no assurance the sale will be consummated.

<PAGE 13>

              CREATIVE GAMING, INC. AND SUBSIDIARIES

Item 2.

      Management's Discussion and Analysis or Plan of Operations

                       RESULTS OF OPERATIONS

The following discussion relates to operations.

SALES

 Sales for the quarter and nine months ended February 28, 1998 decreased by $27,162 or 51% and $199,506 or 67%, respectively, as compared with sales for the corresponding prior year periods. The decreases were principally due to lower sales volume with a major customer, the sale of an operating division of CGI, and to a shift from marketing videos and other products to emphasis on gaming projects which have not as yet produced revenues.

GROSS PROFIT

 Gross profit for the quarter and nine months ended February 28, 1998, decreased by $21,369 or 56% and $115,099 or 61%, respectively, as compared with gross profit for the corresponding prior year periods. Gross profit margins for the quarter and nine months ended February 28, 1998 were 62% and 73%, respectively, as compared with 71% and 63%, respectively, for the corresponding prior year periods. The changes were principally due to the decreases in sales during the periods which resulted in changes in customer and product mix with higher gross margins.

SELLING EXPENSES

 Selling expenses for the quarter and nine months ended
February 28, 1998 decreased by $9,493 or 60% and $48,993 or 69%, respectively, as compared with these expenses in the corresponding prior year periods. The decreases were principally due to a shift in expenses from marketing videos and other products to emphasis on potential gaming projects which have not as yet produced revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses for the quarter and nine months ended February 28, 1998 decreased by $672,044 or 71% and $980,011 or 46% as compared with these expenses in the corresponding prior year periods. The decreases were principally due to litigation costs incurred during the prior periods.

<PAGE 14>

GAMING PROJECTS EXPENSES

 Gaming projects expenses decreased for the quarter and nine months ended February 28, 1998 by $10,582 or 17% and $76,657 or 31%, respectively, as compared with this expense in the corresponding prior year periods. The decreases were principally due to the expenses incurred for the offshore gaming vessel project during the prior periods.

WARRANT EXERCISE EXPENSES

	Warrant exercise expense for the quarter and nine months ended February 28, 1997, of $161,250 and $411,250, respectively, were due to the issuances of the Common Stock during the periods to reflect the excess of the then current market values of the Common Stock over the transaction prices when issued.

INTEREST EXPENSE

 Interest expense for the quarter and nine months ended
February 28, 1998 increased by $6,313 or 24% and $15,511 or 19%, respectively, as compared with interest expense for the corresponding prior year periods. The increases were principally due to interest on a larger amount of short-term loans outstanding during the current periods.
NAFTA
The North American Free Trade Act does not have a significant effect on the consolidated operations.

INFLATION

 Inflation does not have an impact on the consolidated operations.

              LIQUIDITY AND CAPITAL RESOURCES

 CGI's cash position was $4,584 as of February 28, 1998 as compared with $121,864 as of May 31, 1997 or a decrease of $117,280. Cash flows from operating activities during the nine months ended February 28, 1998 used cash of $202,185 due to the net loss of $4,017,750 adjusted for depreciation and amortization of $297,753 gaming projects expenses of $167,440, write down of gaming vessel of $524,046 and loss on disposal of assets of $2,121,788, and offset by a decrease in current liabilities of $552,482 and an increase in current assets of $152,056.

 During the nine months ended February 28, 1998, CGI expended cash of $167,440 for gaming projects and $39,555 for the conversion of a vessel into an offshore gaming vessel or an aggregate of $206,995 in net cash used in investing activities.

 The net cash provided by financing activities during the nine months ended February 28, 1998 was $291,900, consisting of net short-term borrowings of $82,500 and proceeds of $209,400 from issuances of stock. These proceeds funded operational requirements, gaming project costs and vessel refurbishing costs. Operating liabilities of $198,138 were converted to shares of the Common Stock during the nine months ended February 28, 1998.

<PAGE 15>

 Management believes that, as a result of the cash flow from operations and the proceeds of $291,900 received through February 28, 1998 in recent offerings of equity and debt financing and potential sales of equity through private placements and exercises of outstanding Common Stock purchase warrants, it will raise sufficient funds to meet its cash requirements for at least the balance of fiscal 1998 based on its current level of commitments. There can be no assurance that the Company will be able to raise this additional financing. Should one of the proposed gaming projects require funds for implementation, management believes, based on its discussions with persons in the investment banking community, that any funds required for such a project can be obtained. There can be no assurance that the market price of the Common Stock will be conducive to the exercise of Common Stock purchase warrants and stock options, nor that funds can be obtained to finance a specific project if required will be available and, if available, on acceptable terms. See the sections "Gaming Vessel Project" and "Other Gaming Projects" in Item 1 to the Form 10-KSB.

 As of the date of the filing of this report, there were no commitments for material capital expenditures. However, the Company currently estimates that it will require approximately $25,000,000 to make the gaming project operational (see Note 2 to Unaudited Consolidated Financial Statements).

                           PART II

Item 1. 	Legal Proceedings.

	 A action is pending in the Supreme Court of the State of New York, County of New York, in which Corporate Solutions Group,
Inc. is the plaintiff and the Company and Lee S. Rosen, a former director of the Company, are the defendants. Plaintiff is seeking damages of $35,000, plus interest, costs and disbursements, and punitive damages of not less than $250,000.
Plaintiff alleges that it advanced the funds to Mr. Rosen in order to enable him to exercise a Common Stock Purchase Warrant as to 4,667 shares of the Common Stock and that such shares, after exercise, should have been delivered to plaintiff. The
Company is of the opinion that the claim, if any, which the plaintiff may have is against Mr. Rosen and not the Company.

	The Company is also a defendant in an action initiated in the same court by Westminster Securities (name other plaintiff) as plaintiffs. The plaintiffs are seeking judgement for $313,000 which they allege is the unrealized amount from the sale of shares of he Common Stock issued by the Company to them in settlement of another action. Because the plaintiff foreclosed on March 5, 1998 700 acres of property owned by the Company's subsidiary, Creative Gaming International, Inc,. in Christian
County, Missouri, the Company is seeking to dismiss the action on the ground that any claim to damages which the plaintiffs may have was satisfied in the foreclosure.

	Creative Gaming, Inc. also owns 37 acres of adjoining property to that described in the preceding paragraph which is subject to a condemnation proceeding as a result of a highway expansion. The Company has been offered $48,000 for a portion of that property and is in the process of negotiation with the State as to the amount.

	In addition, the Company is the defendant in lawsuits pending in which the plaintiffs who are creditors are seeking an aggregate of $38,000 in damages.

<PAGE 16>

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

 On September 29, 1997, the Company authorized the creation of 100,000 shares of Series C 12% Convertible Redeemable Preferred Stock, $1.00 par value (the "Series C Preferred Stock"). Each share of the Series C Preferred Stock is convertible into 46.5 shares of the Common Stock or an aggregate of 4,650,000 shares.

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

<PAGE 17>

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
resignation of directors. (9)

<PAGE 18>

11	Copy of press release dated February 2, 1998 regarding
return of company property and the retention of an
investor relations firm to assist in the Company's
overall corporate communications. (9)
_______________________

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

(9)	Filed as an exhibit to the Company's Quarterly Report on
Form 10-QSB for the quarter ended November 30, 1997 and incorporated herein by this reference.

	(b) Reports on Form 8-K

	None

<PAGE 19>

                         SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 23, 1998



CREATIVE GAMING, INC.



By:  /s/ PETER J. JEGOU
   --------------------
         Peter J. Jegou
         President and Chief Executive Officer



By:  /s/  KENNETH R. OLSEN
   -----------------------
          Kenneth R. Olsen
          Acting Chief Accounting Officer